Form 10-K
period 2022-12-31
BRINKS CO
filed 2023-03-01
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☒           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☐ Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒
As of February 24, 2023, there were issued and outstanding 46,516,583 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2022, was $2,818,921,385 based on the closing sale price as reported on the New York Stock Exchange.
Documents incorporated by reference:  Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive 2023 Proxy Statement expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2022.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is a leading global provider of cash and valuables management, digital retail solutions, and ATM managed services. Our customers include financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 53 countries and agency relationships with companies in additional countries. We employ approximately 72,200 people and our operations include approximately 1,300 facilities and 16,400 vehicles.

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

Brink’s was founded in 1859 and The Brink’s Company was first incorporated in 1930 under the laws of the State of Delaware (at that time, the Company was named The Pittston Company).  It succeeded to the business of a Virginia corporation in 1986 and was renamed The Brink’s Company in 2003.  Our headquarters are located in Richmond, Virginia.  The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,”, “us,” “Brink’s,” or “the Company” throughout this Annual Report on Form 10-K for the period ended December 31, 2022 ("this Form 10-K").

Strategy

Over the past several years, our business has evolved significantly. We have a much larger footprint and new digital capabilities. This means we have the opportunity to simplify cash and valuables management for our customers with tech-enabled services and to optimize our operations and leverage the benefits of scale across our expanded footprint.

Our strategy is to grow Brink’s by providing a superior customer experience and driving continuous improvement. We will achieve this by delivering on four strategic pillars: Growth and Customer Loyalty, Innovation, Operational Excellence, and Talent. This framework considers our global footprint and values-driven culture:

•Placing customers at the center of everything we do and understanding their current and future needs to better define our value proposition;
•Leveraging technology to drive product and business innovation to maintain our competitive advantage and increase revenue;
•Sharing infrastructure and best practices across our operations to increase scale and profitability; and
•Establishing a workplace and employer brand that attracts, develops, and empowers diverse talent to ensure we have the best people and perspectives to achieve our goals.

We will prioritize Growth and Customer Loyalty by creating a consistent and exceptional experience across all service lines and deploying sales fundamentals & standardized processes.

We will pursue Innovation by using tech-enabled solutions to introduce new value propositions and optimize operations, challenging convention to differentiate our services and reshape our business.

We will achieve Operational Excellence by driving a continuous improvement culture focused on customer experience and by building scale by sharing activities, infrastructure and knowledge.

We will develop our Talent by attracting, developing, and empowering the best people, by strengthening core competencies across the company and by fostering an inclusive culture that inspires excellence.

To execute our objectives, we manage the business with multi-year plans. In our current strategic plan, we are focusing on the implementation of the strategic pillars across our traditional (cash and valuables management) and emerging (Digital Retail Solutions and ATM Managed Services) service lines. We remain focused on how we will accelerate revenue growth, margin improvement and cash flows and position Brink’s to win across the evolving payments ecosystem.

Services
We design customized services to meet the cash and valuables supply chain needs of our customers.  We enter into contracts with our customers to establish pricing and other terms. Cash logistics services contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.  Contracts for cash management services, digital retail solutions, and ATM managed services are typically longer.  Following are descriptions of our service offerings:

Cash and Valuables Management (84% of total revenues in 2022)

Cash and valuables management services are provided to customers throughout the world. Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers. Valuables management includes the transportation and storage of banknotes, precious metals and other valuables across the world. These services may be impacted by global economic conditions, interest rates as well as regional demand for precious metals and luxury goods. Cash and valuables management services generated approximately $3.8 billion of revenues in 2022 ($3.7 billion in 2021 and $3.3 billion in 2020).

Cash-in-transit services – Serving customers since 1859, our success in cash-in-transit ("CIT") is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  Cash-in-transit services include the secure transportation of cash between retail businesses and financial institutions, such as banks and credit unions; cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms; and new currency, coins, bullion and precious metals for central banks and other customers.

Basic ATM services – We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment, treasury management and first and second line maintenance.

Brink's Global Services ("BGS") – Serving customers in more than 100 countries, BGS is the leading global provider of secure transport of high-value commodities including diamonds, jewelry, luxury goods, precious metals, securities, banknotes, currency, high-tech devices, electronics, pharmaceuticals and fine art. Additional BGS services include pick-up, packaging, customs clearance, secure storage and inventory management. BGS also has specialized diamond and jewelry operations in the world’s major diamond and jewelry centers.

Cash management services – We offer a variety of cash management services, depending on customers’ unique needs. These include money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.), check imaging services and other cash management services (e.g., cashier balancing, counterfeit detection, account consolidation and electronic reporting).

Vaulting services – Vaulting services combine cash-in-transit services, cash management services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

Other Services – Guarding services, commercial security systems services, and payment services.

Digital Retail Solutions ("DRS"), and ATM Managed Services ("AMS") (16% of total revenues in 2022)

DRS and AMS are technology enabled services provided to customers throughout the world. Revenues are typically contractually recurring with multi-year terms. DRS and AMS services generated approximately $0.7 billion of revenues in 2022 ($0.5 billion in 2021 and $0.4 billion in 2020).

Digital Retail Solutions – DRS includes services that facilitate faster access to cash deposits leveraging Brink’s tech-enabled sales and software platforms and enable enhanced customer analytics and visibility. DRS offers businesses of all sizes a cost-effective solution that simplifies cash acceptance and enables merchants to access their cash without visiting a bank. In addition, DRS allows more small and mid-size retailers to safely and affordably accept and receive cash quickly. DRS includes our patented Brink’s CompleteTM and CompuSafe® services.

ATM Managed Services – We provide comprehensive services for ATM management beyond basic ATM services including cash forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, and installation services. AMS provides an economical solution for financial institutions, retailers and independent ATM owners to outsource day-to-day operation of ATMs. For certain customers, we take ownership of ATM devices as part of our managed services offering.

Industry and Competition
Brink’s competes with large multinational, regional and smaller companies throughout the world.  Our largest multinational competitors are Loomis AB (Sweden); Prosegur, Compania de Seguridad, S.A. (Spain); and Garda World Security Corporation (Canada).

We believe the primary factors in attracting and retaining customers are security expertise, service quality, value-added solutions and price.  Our competitive advantages include:
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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  Brink's name and marks are of material significance to our business.  We own patents for safes, cash devices and related processes, including Brink’s CompleteTM, CompuSafe®, iDeposit, and Daily Credit. Brink's patents will expire between 2023 and 2040.  These patents provide us with important advantages. However, we are not dependent on the existence of these patents.

We have licensed the Brink’s name to a limited number of companies, including a company that provides residential smart home and home security services and a distributor of security products (padlocks, door hardware, etc.) to customers through major retail chains.

Government Regulation
Aspects of our business are, and anticipated products and services may be, subject to regulation by various federal, state and foreign governmental agencies. Various federal, state and local agencies in the U.S. and other countries in which we operate regulate certain current aspects of our business, including commercial lending, safety of operations, equipment and financial responsibility. Movement of valuable shipments are generally subject to import/export regulations. We are also subject to certain firearm regulations in connection with our armored logistics operations. We must comply with licensing, permits and registration requirements imposed by various federal, state and local governmental agencies in the U.S. and other countries in which we operate. Our permits and licensing requirements vary by jurisdictions based on the scope of business conducted and applicable laws and regulations. In addition, in the U.S., Brink’s Capital LLC has federally registered as a Money Services Business in anticipation of offering money transmission and payment services to customers.

Human Capital Management

Culture and Values
At Brink’s, the following values underpin our company culture: Safety, Integrity, Engagement, Continuous Improvement, Customer Focus and Diversity and Inclusion. Our values guide the way we work and are the cornerstone of our culture. Our values ensure that we work safely to protect ourselves and others, consider the customer first in all we do, display the highest standards of ethics, engage and empower employees, continually find new ways to improve the way we work, and foster a diverse and inclusive workplace.

Workforce Demographics
We have a culturally and geographically diverse workforce that serves customers in more than 100 countries. Based upon business demand, we have a need for a flexible workforce. In certain geographic regions, statutory employee protections may limit our ability to increase or decrease our workforce without significant expense.

At December 31, 2022, our company had approximately 69,500 full-time and 2,700 part-time employees. Approximately 87% or 62,600 of our employees are outside the United States. Of our approximately 9,600 employees in the United States, approximately 300 were classified as part-time employees. Certain employees in the United States provide corporate services for the various regions in which we operate.

Since 2020, the negative impact from the COVID-19 pandemic has affected the stability of our workforce. During 2022, we continued to take steps to develop a talent pool deep enough to absorb employee departures. Specifically, we enhanced workforce planning, updated job descriptions, identified critical role high potential employees and enhanced our brand attractiveness by establishing Brink’s as a company that is relevant, digital, inclusive and growing. We took actions in a number of markets to maintain the competitiveness of our compensation and benefits programs to assist with talent attraction and retention. We continue to use employee opinion surveys to take the pulse of employees in the U.S., Brazil, Canada and Mexico. Globally, we are sharing our vision of a winning culture with our leadership through country communication plans, and using global leadership training and performance assessments to reinforce our values and critical success factors throughout the organization. In 2022, we launched the Employee Experience Project, an onboarding training program for employees designed to represent our culture and values, focus on retention, increase employee engagement and reduce employee turnover.

Strategic acquisitions continue to be a part of our broader strategic plan. On October 3, 2022, the Company completed its acquisition of NoteMachine Limited and Testlink Services Limited and the three subsidiaries they directly owned as of the acquisition date (collectively, "NoteMachine"), one of the leading ATM networks in the United Kingdom, including 599 employees. It is expected that these employees will be added to our compensation and benefit programs in 2023. All management employees who came to us from acquisitions are expected to complete an orientation program to ensure that they are aligned with the Company’s compensation, performance management, talent management and compliance policies.

Employee Safety and Wellness
Employee safety is of paramount importance as we strive to bring every employee home safe every night. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interests of our employees, as well as the communities in which we operate. The changes comply with government regulations and include implementing additional safety measures, such as additional personal protective equipment and enhanced cleaning protocols for employees continuing critical on-site work.

We believe in supporting our employees’ health and well being. We have implemented a flexible work program that allows certain employees to work remotely as approved by their managers and is intended to help our employees maintain a reasonable professional/personal life balance as we continue to invest in and protect our strong Company culture. We also offer our employees a wide array of benefits such as life and health (medical, dental and vision) insurance, mental and emotional health resources, paid time off, retirement benefits, family leave and family care resources.

Diversity and Inclusion
We are committed to providing a diverse and inclusive workplace and culture. Accordingly, we continue to identify opportunities to execute on our commitment to Diversity and Inclusion (“D&I”) to our stakeholders. Our Sustainability Program, including environmental, social and governance ("ESG") matters, is overseen by our Board of Directors. In July 2022, we published our inaugural Sustainability Update, which outlined our ESG priorities and our commitment to five of the United Nations (“UN”) Sustainable Development Goals. In the Sustainability Update, we announced a target to increase the number of women in leadership roles (defined as salary grade 18 and above) by at least 50% by the end of 2026. In 2022, the Company also launched its Diverse Recruiting Guidelines, designed to ensure that we cultivate a pool of candidates with a wide range of qualities and perspectives and help prevent recruitment bias. Additionally, through the collaborative efforts of our Vice President of Diversity and our Head of Talent Management, the Company has integrated D&I strategies into our talent management review meetings, which we believe has allowed us to identify and increase the representation of diverse candidates in our succession planning and leadership development initiatives.

As part of our Sustainability Program, we signed the UN Global Compact, affirming our commitment to meet fundamental responsibilities in the areas of human rights, labor and the environment. We also joined the CEO Action for Diversity & Inclusion. More information on our ESG priorities can be found on our Sustainability page on our website.

In 2022, we implemented global D&I training, including unconscious bias training, both in-person and virtually, for management-level employees, with the goal of educating and empowering the Company's leaders to foster an inclusive culture within their teams.

In 2021, we established a U.S. Diversity and Inclusion Council (“D&I Council”) made up of the Company’s senior leaders in various functions, and the executive sponsors and chairs of our employee resource groups (“ERGs”) to support the development of our D&I initiatives. The D&I Council was expanded to Europe in 2022, and we expect to expand the D&I Council to Asia in 2023.

Our ERGs promote acceptance and inclusion and provide resources to raise awareness. In the U.S., we have groups for women, Black, Asian and Pacific Islander, Latinx and military veteran employees. In Brazil and Argentina, we have groups for women, LGBTQ+ employees and for people with disabilities. Brazil also has a group for Black employees. In Canada, Mexico and Chile, we have groups for women. In 2022, we expanded our ERGs and added two new groups in Europe – one for women and one for LGBTQ+ employees. Our ERGs are supported with an executive sponsor and chair who also sit on the D&I Council to liaise with leadership and employees. We believe that the ERGs play an essential role in fostering an inclusive culture within Brink’s and providing support. Brink’s is committed to supporting the formation and success of our ERGs and to continuing to promote diversity and inclusion within our global enterprise.

Labor Relations
As of December 31, 2022, approximately 30,600 of our employees in various countries in which we operate, or approximately 42% of our total workforce, were represented by trade union organizations and/or covered by collective bargaining agreements, which have various expiration dates from 2023 to 2026.

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

Business Acquisitions
On October 3, 2022, we acquired 100% of the capital stock of NoteMachine for approximately $194 million. NoteMachine is based in the United Kingdom and manages a portfolio of ATMs. NoteMachine generated approximately $150 million in revenues in the twelve month period prior to the acquisition.

On April 1, 2021, we acquired 100% of the capital stock of PAI Midco, Inc., which directly or indirectly owns 100% of the ownership interests in four additional entities (collectively, "PAI"), for approximately $216 million. PAI was the largest privately-held provider of ATM services in the U.S. and generated approximately $94 million in revenues in 2020.

On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of G4S, with closings planned in multiple phases. In 2020, we acquired multiple businesses providing secure international transportation of valuables as well as cash management operations located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic, the Philippines, Indonesia, Estonia, Latvia and Lithuania. In the first quarter of 2021, we acquired operations in Macau, Luxembourg and Kuwait, which completed the remaining planned G4S transactions. In the aggregate, the purchase consideration for the G4S acquisitions was $826 million. The G4S businesses acquired generated approximately $800 million in revenues in 2019.

See Note 7 to the consolidated financial statements for more detailed information on the acquired assets and liabilities from these acquisitions.

Reorganization and Restructuring
2022 Global Restructuring Plan
In the third quarter of 2022, management began a restructuring program across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. As a result of actions taken, we recognized $22.2 million in charges in 2022 under this restructuring, primarily severance costs. For the restructuring actions that were approved as of December 31, 2022, we expect to incur additional costs between $10 million and $14 million in future periods, primarily severance costs.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $66.6 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. We recognized $43.6 million net costs in 2021 and $16.6 million net costs in 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans resulted from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. For the current restructuring actions that have not yet been completed, we expect to incur additional costs between $1 million and $3 million in future periods. These estimates are expected to be updated as management targets additional sections of our business.

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

ITEM 1A.  RISK FACTORS

Business Risks

Our strategy may not be successful.

Our strategy is to grow Brink's by providing a superior customer experience and driving continuous improvement. We may not be successful in growing revenue in our traditional and emerging services lines or in improving the cost to serve our customers through process improvements. We also may not be successful in strengthening and leveraging our IT capabilities to deliver tech-enabled services. If we are unable to achieve our strategic objectives and anticipated operating profit improvements, our results of operations and cash flows may be adversely affected.

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

While cash remains one of the most popular forms of consumer payment in the U.S. and globally, the growth of payment options other than cash could reduce the need for services related to cash, thereby affecting our financial results.  We are developing new services that offer current and prospective customers with opportunities to streamline their cash processing, making cash more competitive with other forms of payment. There is a risk that these initiatives may not offset the risks associated with a decline in the overall share of cash payments and that our business, financial condition, results of operations and cash flows could be negatively impacted.

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

The impacts of the COVID-19 pandemic could adversely impact the health and welfare of our employees, including our executive officers, which could have a material adverse effect on our ability to serve our customers and our results of operations.

Our customer-facing employees are necessary to conduct many of our services. If the health and welfare of customer-facing employees or employees providing critical corporate functions (including our executive officers) deteriorates, the number of employees so afflicted becomes significant, or an employee with skills and knowledge that cannot be replicated in our organization is impaired due to the COVID-19 (including against emerging variant strains) or the outbreak of other viruses or diseases, our ability to win business and provide services, as well as employee morale, customer relationships, business prospects, and results of operations of one or more of our segments, or the Company as a whole, could be materially adversely affected.

We have certain environmental and other exposures related to our former coal operations.

We may incur future environmental and other liabilities in connection with our former coal operations, which could materially and adversely affect our financial condition, results of operations and cash flows.

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional environmental regulations to which we are subject.  The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions (including carbon dioxide) from certain sectors or facility categories. Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating our businesses, including, among other things, increased fuel prices or additional taxes or emission allowances, and reduce the demand for our products and services, any or all of which could adversely affect our operations. Additionally, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business.  Furthermore, the potential effects of climate change and related regulation on our customers are highly uncertain and may adversely affect our operations.

Operational Risks

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including 53 countries where we operate subsidiaries. Sixty-eight percent (68%) of our revenues in 2022 came from operations outside the U.S. We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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
•inflation levels exceeding that of the U.S; and
•the inability to collect for services provided to government entities.

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

Additionally, Brink’s Capital LLC, a subsidiary of the Company, is federally registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and may in the future be registered and/or licensed as a “money transmitter” or similar designation with various other state or local jurisdictions in the U.S. related to delivering future products and services. Federal registrations subject us to, among other things, having an effective anti-money laundering (AML) compliance program, record-keeping requirements and reporting requirements, and examination by state and federal regulatory agencies, and these and our other regulatory obligations may significantly increase our costs or impact our operations.

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

While we have historically experienced some level of ordinary course turnover of employees, the impact of the COVID-19 pandemic and resulting actions have exacerbated labor shortages and increased turnover. As a result, labor costs in the United States are rising. Labor is our largest operating cost. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, inflationary pressures on employee wages and salaries or other employee benefits costs, our operating expenses could increase and our growth and results of operations could be adversely impacted. We may be unable to increase prices in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if product prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales volumes.

Financial Risks

We have significant retirement obligations. Poor investment performance of retirement plan holdings and/or lower interest rates used to discount the obligations could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 96% as of December 31, 2022.  Based on our actuarial assumptions at the end of 2022, we do not expect to make contributions until 2026.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $345 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2022.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2022, we had $188 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

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

It is possible that our restructuring plans may not achieve their intended results and that we will incur restructuring charges in the future.

It is possible that the global restructuring plan implemented in the third quarter of 2022, as well as other restructuring actions taken, may not achieve their intended results and may have other consequences, such as attrition beyond our planned reduction in workforce or our ability to attract highly skilled employees. As a result, our restructuring plans may affect our revenue and other operating results in the future.

In addition, it is possible we will take additional restructuring actions, including in connection with acquisitions, in one or more of our markets in the future to reduce expenses. These actions could result in significant restructuring charges at these subsidiaries, including recognizing impairment charges to write down assets and recording accruals for employee severance. Our restructuring activities may subject us to litigation risks and expenses. These charges, if required, could significantly and materially affect results of operations and cash flows.

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

We rely on our information technology ("IT") infrastructure, including the Brink's Global Information Security ("GIS") Program, which is designed to reduce risk by ensuring that computer systems are secure through protecting networks, systems, hardware, and data to mitigate digital attacks.  If there were to be significant problems with our infrastructure, such as IT data center or system failure, failure to develop new technology platforms to support new initiatives and product and service offerings, or a failure of our GIS Program, it could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs.  Our data security risks will increase as we expand services and employ emerging technologies, mobile applications, third-party service providers and cloud-based services.  Hacking, phishing attacks, ransomware, insider threats, physical breaches or other actions may cause confidential information belonging to Brink’s, its employees or customers to be misused. We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, have had a material adverse effect on our business or results of operations. A significant cybersecurity incident that impacts system, application or data center that houses sensitive and confidential data, including, but not limited to, personally identifiable information and business sensitive information, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, such an incident may result in significant challenges and costs related to coordination with third-party service providers in order to resolve related issues.

If our third-party providers do not respond in a timely manner to our needs, disaster recovery, business continuity and crisis management activities could be negatively impacted.  We have robust programs in place that are intended to identify, protect, detect, respond, and recover from cybersecurity breaches and that provides employee awareness training regarding cyber risks; however, due to evolving and advanced sophisticated attackers, cyber attacks remain increasingly difficult to detect and we may need to allocate additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. Any significant cybersecurity incident, involving Brink's or its third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the Company maintains cybersecurity insurance, the Company's insurance may not be adequate to cover all losses that may be incurred in the event of a significant disruption or failure of its information technology systems.

As a global company we must adhere to applicable laws and regulations in numerous regions regarding data privacy, data protection, and data security. Privacy and data protection laws vary between countries and are subject to interpretation, which may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”) greatly increases the jurisdictional reach of European Union law and became effective in May 2018. Since that date, more countries in which we operate have enacted laws similar to GDPR, including several countries in Asia. GDPR and these other privacy and data protection laws impose requirements related to the handling of personal data, mandates public disclosure of certain data breaches, and provides for substantial penalties for non-compliance. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Securities

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On October 27, 2021, the Board of Directors authorized a new share repurchase program. Under the new program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $250 million, excluding fees, commissions and other ancillary expenses. The new authorization replaced the prior $250 million program, which was fully utilized, and will expire on December 31, 2023.

Although the Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. A potential tax on share repurchases that would make share repurchases more expensive, may also impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements and indentures in our Senior Notes. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

General Risks

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company, and the value of our common stock.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. The Company had a material weakness in its internal control over financial reporting identified during 2022 and can give no assurances that material weaknesses will not arise in the future. Although we will work to remediate the material weakness, there can be no assurance as to when the remediation plan will be fully developed or implemented. Deficiencies, including any material weakness, in our internal control over financial reporting that have not been remediated or that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

The Company could be negatively affected as a result of the actions of activist or hostile shareholders.

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

Negative public perception of our reputation or brand could lead to a loss of revenues or profitability.

We are in the payments and security business and our success and longevity are based to a large extent on our reputation for trust and integrity. Our reputation or brand, particularly the trust placed in us by our customers, could be negatively impacted in the event of perceived or actual breaches in our ability to conduct our business ethically, securely and responsibly. In addition, we have licensing arrangements that permit certain entities to use Brink’s name and/or other intellectual property in connection with their businesses. If any of these entities experienced an actual or perceived breach in its ability to conduct its business ethically, securely or responsibly, it could have a negative effect on our name and/or brand. Any damage to our reputation or brand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” "could," “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; the ability to remediate the material weakness in our internal control over financial reporting; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities, including the global restructuring activities implemented in the third quarter of 2022; our ability to consummate acquisitions and integrate their operations successfully, collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;
•our ability to improve service levels and quality in our core businesses;
•market volatility and commodity price fluctuations;
•general economic issues, including supply chain disruptions, fuel price increases, inflation and changes in interests rates
•seasonality, pricing and other competitive industry factors;
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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2022.

	Facilities			Vehicles
Segments	Leased	Owned	Total	Leased	Owned	Total

North America	241	41	282	2,770	1,131	3,901
Latin America	337	84	421	845	4,541	5,386
Europe	158	35	193	2,495	1,908	4,403
Rest of World	404	12	416	770	1,950	2,720
Corporate Items	3	—	3	—	—	—
Total	1,143	172	1,315	6,880	9,530	16,410

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following is a list as of March 1, 2023, of the names and ages of the executive officers of the Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Douglas A. Pertz	68	Executive Chairman	2022
Mark Eubanks	50	President and Chief Executive Officer	2022
Kurt B. McMaken	53	Executive Vice President and Chief Financial Officer	2022
Michael F. Beech	61	Executive Vice President and President LATAM and Global Security	2014
Dominik Bossart	48	Executive Vice President and President MEA, Asia and Brink's Global	2019
Simon J. Davis	58	Executive Vice President and Chief Human Resources Officer	2019
Lindsay K. Blackwood	46	Executive Vice President, General Counsel and Corporate Secretary	2021
James K. Parks	54	Executive Vice President and President of Europe	2020
Daniel J. Castillo	54	Executive Vice President and President, North America	2022

Executive and other officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

Mr. Pertz was appointed Executive Chairman, effective May 2022. Prior to that, he served as President and Chief Executive Officer of the Company from June 2016 to May 2022. Before joining the Company, Mr. Pertz served as President and CEO of Recall Holdings Limited ("Recall"), a global provider of digital and physical information management and security services, from 2013 until 2016. Prior to joining Recall, Mr. Pertz served as a partner with Bolder Capital, LLC (a private equity firm) from 2011 to 2013.

Mr. Eubanks was appointed President and Chief Executive Officer, effective May 2022. Prior to that, he served as Executive Vice President and Chief Operating Officer of the Company from September 2021 to May 2022. Before joining Brink’s, Mr. Eubanks most recently served as President, Europe, Middle East and Africa for Otis Worldwide Corporation, the leading elevator and escalator manufacturing, installation and service company, from April 2019 to September 2020. Prior to that, he was Group President, Electrical Products, for Eaton Corporation plc ("Eaton"), an intelligent power management company, from 2015 to 2019.

Mr. McMaken was appointed Executive Vice President and Chief Financial Officer in August 2022. Prior to that, he served in a number of financial and management roles of increasing responsibility at Eaton from 2001 to 2022, most recently as Senior Vice President, Operations Finance and Transformation. Prior to joining Eaton, Mr. McMaken served in Audit & Business Advisory Services at PricewaterhouseCoopers LLP from 1992 to 1999.

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

Ms. Blackwood was appointed as the Company's Executive Vice President and General Counsel and Corporate Secretary in November 2021. Ms. Blackwood joined the Company in 2012 as assistant general counsel and served in that role until 2020, when she was named Vice President, Associate General Counsel. She has served as the Company’s Corporate Secretary since 2013. Prior to joining Brink’s, she served as associate chief counsel and corporate secretary for Cigna Corporation.

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

Mr. Castillo was appointed as Executive Vice President and President, North America in June 2022. Prior to that, Mr. Castillo served as the Executive Vice President, North America at JELD-WEN, Inc. ("JELD-WEN"), one of the world's largest building products manufacturers, from 2020 to May 2022. Mr. Castillo joined JELD-WEN in February in 2018 as Senior Vice President, North America - Doors. Previously, he served as president of Cree Lighting from 2016 until 2017, and, between 2001 and 2015, he held positions at Cooper Industries and Cooper Lighting in various roles of increasing responsibility.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 24, 2023, there were 1,047 shareholders of record of common stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Share Repurchase Program
On October 27, 2021, we announced that the Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2023 (the "2021 Repurchase Program"). This authorization replaces our previous $250 million repurchase program, authorized by the Board of Directors in February 2020 (the "2020 Repurchase Program"), which expired on December 31, 2021, with no amount remaining available.

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

In 2022, we repurchased a total of 948,395 shares of our common stock for an aggregate of $52.2 million and an average price of $55.01 per share. These shares were retired upon repurchase. At December 31, 2022, $198 million remained available under the 2021 Repurchase Program.

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

Below is a summary of each ASR entered into under the 2020 Repurchase Program:

	Upfront Payment	Shares Received	Average Repurchase Price

August 2020	$50,000,000	849,978	$58.83
September 2020	—	246,676	—
	$50,000,000	1,096,654	$45.59

August 2021	$50,000,000	524,315	$95.36
September 2021	—	131,384	—
	$50,000,000	655,699	$76.25

November 2021(a)	$150,000,000	1,742,160	$86.10
April 2022(a)	—	546,993	—
	$150,000,000	2,289,153	$65.53

	$250,000,000	4,041,506	$61.86

(a)We received 1,742,160 shares in November 2021. Under this ASR, the purchase period had a scheduled termination date of June 1, 2022, although the financial institution was eligible to early terminate the ASR after January 31, 2022. In April 2022, the financial institution early terminated this ASR and we received additional 546,993 shares.

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2022.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through
October 31, 2022	404,585	$55.74	404,585	$200,186,659

November 1 through
November 30, 2022	—	—	404,585	200,186,659

December 1 through
December 31, 2022	42,250	$55.90	446,835	197,824,740

(1)In the fourth quarter of 2021, we entered into a $250 million share repurchase program that expires on December 31, 2023. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. In July 2022, the Company entered into an agreement to repurchase shares of common stock in the open market. In the fourth quarter of 2022, a total of 446,835 shares of common stock was repurchased for an aggregate of $24.9 million and an average price of $55.75 per share.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the common stocks of a selected peer group of companies. Given our unique service offerings, we do not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the logistics services industry that have similar operational characteristics, such as route-based delivery of services. The companies included in the peer group are Cintas Corporation, Iron Mountain, Inc., Euronet Worldwide, Inc., Stericycle, Inc., UniFirst Corporation and Waste Management, Inc.

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2017, through December 31, 2022.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2017	2018	2019	2020	2021	2022

The Brink's Company	$100.00	82.82	117.00	94.09	86.56	71.85
S&P MidCap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
Peer Group	100.00	100.59	139.44	155.40	205.90	199.91
(a)For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2017.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2017, through December 31, 2022, with the value of each index set to $100 on December 31, 2017.  Total return assumes reinvestment of dividends. We chose the S&P Midcap 400 Index and our custom peer group as we are included in the S&P Midcap 400 Index, and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2022 AND 2021
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2022

The discussion of operating results and financial condition comparing 2021 versus 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 10-K"), starting on page 22.

OPERATIONS

The Brink’s Company is a leading global provider of cash and valuables management, digital retail solutions, and ATM managed services throughout the world.  These services include:

Cash and Valuables Management
•Cash-in-transit ("CIT") services – armored vehicle transportation of cash and coin
•Basic ATM services – replenishing funds and providing basic maintenance services to our customers’ automated teller machines
•Brink's Global Services ("BGS") – secure international transportation, pick-up, packaging, customs clearance, secure vault storage, and inventory management of high-value commodities
•Cash management services – counting, sorting, wrapping, check imaging, cashier balancing, counterfeit detection, account consolidation and electronic reporting
•Vaulting services – combines cash-in-transit services, cash management, vaulting and electronic reporting technologies for banks
•Other Services – guarding, commercial security, and payment services

Digital Retail Solutions ("DRS"), and ATM Managed Services ("AMS")
•Digital Retail Solutions – services that facilitate faster access to cash deposits leveraging Brink’s tech-enabled devices and software platforms that enable enhanced customer analytics and visibility
•ATM managed services – comprehensive solutions for ATM management, including cash forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, and installation services

We manage our business in the following four segments:
•North America – operations in the U.S. and Canada, including the Brink’s Global Services ("BGS") line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business,
•Europe – total operations in European countries that primarily provide services outside of the BGS line of business, and
•Rest of World – operations in the Middle East, Africa and Asia. This segment also includes total operations in European countries that primarily provide BGS services and BGS activity in Latin American countries where we do not have an ownership interest.

We believe that Brink’s has significant competitive advantages including:
•brand recognition
•reputation for a high level of service and security
•risk management and logistics expertise
•global network and customer base
•proven operational excellence
•high-quality insurance coverage and financial strength, and
•innovative technology-enabled offerings

Our strategy is to grow Brink’s by providing a superior customer experience and driving continuous improvement. We will achieve this by delivering on four strategic pillars: Growth and Customer Loyalty, Innovation, Operational Excellence, and Talent. This framework considers our global footprint and values-driven culture.

We focus our time and resources on service quality, protecting and strengthening our brand, and addressing our risks.  Our marketing and sales efforts are enhanced by the “Brink’s” brand, so we seek to protect and build its value.  Because our services focus on handling, transporting, protecting, and managing valuables, we strive to understand and manage risk.

To earn an adequate return on capital, we focus on the effective and efficient use of resources in addition to our pricing discipline.  We attempt to optimize the business that flows through our branches, vehicles, and systems to obtain the lowest costs possible without compromising safety, security, or service.

Operating results may vary from period to period.  Our cash and valuables management revenues are generated from charges per service performed or based on the value of goods transported, which may be affected by both the level of economic activity and the volume of business for specific customers.  We also periodically incur costs to change the scale of our operations when volumes increase or decrease.  Incremental costs incurred usually relate to increasing or decreasing the number of employees and increasing or decreasing branches or administrative facilities.  In addition, security costs can vary depending on performance, the cost of insurance coverage, and changes in crime rates (i.e., attacks and robberies).

Brink’s revenues and related operating profit are generally higher in the second half of the year, particularly in the fourth quarter, due to generally increased economic activity associated with the holiday season.

RESULTS OF OPERATIONS
Analysis of Results

Consolidated Results

GAAP and Non-GAAP Financial Measures We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance.  The non-GAAP adjustments used to reconcile our GAAP results are described in detail on pages 26-28 and are reconciled to comparable GAAP measures on pages 33-35.

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period excluding the effect of acquisitions and dispositions for one year after the transaction and changes in currency exchange rates. See definitions on page 24.

	Years Ended December 31,			% change
(In millions, except for per share amounts)	2022	2021	2020	2022	2021

GAAP
Revenues	$4,535.5	4,200.2	3,690.9	8	14
Cost of revenues	3,461.9	3,235.8	2,877.3	7	12
Selling, general and administrative expenses	687.0	629.7	584.5	9	8
Operating profit	361.3	354.7	213.5	2	66
Income (loss) from continuing operations(a)	173.5	103.1	16.8	68	fav
Diluted EPS from continuing operations(a)	$3.63	2.06	0.33	76	fav

Non-GAAP(b)
Non-GAAP revenues	$4,535.5	4,200.2	3,690.9	8	14
Non-GAAP operating profit	550.3	470.5	381.3	17	23
Non-GAAP income from continuing operations(a)	286.4	237.9	190.8	20	25
Non-GAAP diluted EPS from continuing operations(a)	$5.99	4.75	3.76	26	26
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 33–35.

GAAP Basis
Analysis of Consolidated Results: 2022 versus 2021
Consolidated Revenues  Revenues increased $335.3 million due to organic increases in Latin America ($163.8 million), North America ($140.2 million), Rest of World ($104.5 million), and Europe ($85.1 million) and the favorable impact of acquisitions ($93.9 million), partially offset by the unfavorable impact of currency exchange rates ($252.2 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 12% on an organic basis primarily due to inflation-based price increases and higher volume. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 7% to $3,461.9 million primarily due to higher labor and other operational costs, driven by volume and wage increases, and the impact of acquisitions, partially offset by the impact of currency exchange rates. Selling, general and administrative costs increased 9% to $687.0 million primarily due to organic increases in labor and other administrative costs, the unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts, and increased restructuring costs, partially offset by the impact of currency exchange rates and lower costs related to the estimated loss of a potential fine for a Chile antitrust matter.

Consolidated Operating Profit Operating profit increased $6.6 million due mainly to:
•organic increases in Latin America ($50.8 million), Rest of World ($41.7 million), Europe ($14.8 million) and North America ($3.3 million)
•the favorable operating impact of business acquisitions ($14.8 million), excluding intangible amortization and acquisition-related charges, and
•lower costs related to the estimated loss of a potential fine for a Chile antitrust matter ($8.1 million) included in "Other items not allocated to segments", partially offset by:
•unfavorable changes in currency exchange rates ($70.4 million) driven by the Argentine peso and the euro,

•lower income related to an internal loss in the U.S. global services operation, primarily from insurance recoveries ($21.1. million) in 2021 that did not recur in 2022,
•the unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts included in "Other items not allocated to segments", and
•higher costs related to business acquisitions and dispositions ($16.1 million), including the impact of acquisition-related charges and intangible asset amortization in 2022, included in "Other items not allocated to segments".

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $70.4 million to $173.5 million due to lower income tax expense ($78.9 million), higher interest and other non-operating income ($10.7 million), the increase in operating profit mentioned above and lower noncontrolling interest ($0.8 million), partially offset by higher interest expense ($26.6 million). Diluted earnings per share from continuing operations was $3.63, up from $2.06 in 2021.

Non-GAAP Basis
Analysis of Consolidated Results: 2022 versus 2021
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $335.3 million due to organic increases in Latin America ($163.8 million), North America ($140.2 million), Rest of World ($104.5 million), and Europe ($85.1 million) and the favorable impact of acquisitions ($93.9 million), partially offset by the unfavorable impact of currency exchange rates ($252.2 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 12% on an organic basis primarily due to inflation-based price increases and higher volume. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $79.8 million due mainly to:
•organic increases in Latin America ($50.8 million), Rest of World ($41.7 million), Europe ($14.8 million) and North America ($3.3 million), and
•the favorable operating impact of business acquisitions ($14.8 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•unfavorable changes in currency exchange rates ($44.7 million), driven primarily by the Argentine peso and the euro.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $48.5 million to $286.4 million due to the operating profit increase mentioned above and lower noncontrolling interest ($1.0 million), partially offset by higher interest expense ($26.7 million), higher income tax expense ($2.9 million) and lower interest and other non-operating income ($2.7 million). Diluted earnings per share from continuing operations was $5.99, up from $4.75 in 2021.

Revenues and Operating Profit by Segment

		Organic	Acquisitions /			% Change
(In millions)	2021	Change	Dispositions(a)	Currency(b)	2022	Total	Organic
Revenues:
North America	$1,407.1	140.2	41.6	(4.8)	1,584.1	13	10
Latin America	1,126.0	163.8	2.9	(82.1)	1,210.6	8	15
Europe	917.3	85.1	43.1	(114.1)	931.4	2	9
Rest of World	749.8	104.5	6.3	(51.2)	809.4	8	14
Segment revenues(c)	4,200.2	493.6	93.9	(252.2)	4,535.5	8	12

Revenues - GAAP	$4,200.2	493.6	93.9	(252.2)	4,535.5	8	12

Operating profit:
North America(d)	$148.4	3.3	7.4	—	159.1	7	2
Latin America	257.3	50.8	0.4	(30.8)	277.7	8	20
Europe	89.8	14.8	6.2	(12.4)	98.4	10	16
Rest of World	131.5	41.7	0.8	(10.1)	163.9	25	32
Segment operating profit	627.0	110.6	14.8	(53.3)	699.1	11	18
Corporate(d)(e)	(156.5)	(0.9)	—	8.6	(148.8)	(5)	1
Operating profit - non-GAAP	470.5	109.7	14.8	(44.7)	550.3	17	23

Other items not allocated to segments(f)	(115.8)	(31.4)	(16.1)	(25.7)	(189.0)	63	27
Operating profit (loss) - GAAP	$354.7	78.3	(1.3)	(70.4)	361.3	2	22

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
(f)See pages 26–28 for more information.

Analysis of Segment Results: 2022 versus 2021

North America
Revenues increased 13% ($177.0 million) primarily due to a 10% organic increase ($140.2 million) and the favorable impact of acquisitions ($41.6 million), partially offset by the unfavorable impact of currency exchange rates ($4.8 million) from the Canadian dollar. Organic revenue increased primarily due to price increases in the U.S. Operating profit increased ($10.7 million), primarily due to the favorable impact of acquisitions ($7.4 million) and a 2% organic increase ($3.3 million). The organic increase resulted primarily from price increases in the U.S. which outpaced the impact of labor and other cost increases. The increase was partially offset by several adjustments related to various insurance-related costs, legal settlements, and bad debt expense in the U.S., higher security losses in the U.S., and lower government COVID-19 assistance in Canada.

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

A change in estimation methodology resulted in a $16.7 million incremental bad debt expense recorded in the first quarter of 2022 that was associated with U.S. aged receivables. In the subsequent quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections. However, as discussed in Note 1, this amount was recorded as part of "Other items not allocated to segments" and is not included in the North America segment results.

Latin America
Revenues increased 8% ($84.6 million) primarily due to a 15% organic increase of ($163.8 million) and the favorable impact of acquisitions ($2.9 million), partially offset by the unfavorable impact of currency exchange rates ($82.1 million), primarily from the Argentine, Colombian and Chilean peso, and partially offset by the Brazilian real. The organic increase was driven by inflation-based price increases and volume growth in Argentina and Mexico. Operating profit was up 8% ($20.4 million) primarily due to a 20% organic increase ($50.8 million) and the favorable impact of acquisitions ($0.4 million), partially offset by unfavorable currency exchange rates ($30.8 million). The organic increase was driven by inflation-based price increases which outpaced the impact of labor and other cost increases in Argentina and Mexico, as well as the benefit of labor and other operational cost saving actions throughout the segment.

Europe
Revenues increased 2% ($14.1 million) due to a 9% organic increase ($85.1 million) and the favorable impact of acquisitions ($43.1 million), partially offset by the unfavorable impact of currency exchange rates ($114.1 million), driven by the euro. The organic increase was primarily due to organic growth in France, including the impact of the partial implementation of an ATM managed services contract for a large customer, and throughout most of the segment. Operating profit increased ($8.6 million) primarily due to an organic increase ($14.8 million) and the favorable impact of acquisitions ($6.2 million), partially offset by the unfavorable impact of currency exchange rates ($12.4 million). The organic increase was primarily driven by the impact of labor and other operational cost saving actions and volume growth throughout the segment. This growth was partially offset by lower government COVID-19 assistance in several countries.

Rest of World
Revenues increased 8% ($59.6 million) due to a 14% organic increase ($104.5 million) and the favorable impact of acquisitions ($6.3 million), partially offset by the unfavorable impact of currency exchange rates ($51.2 million). The organic increase was primarily due to global services volume growth. The currency impact was driven by most currencies throughout the segment. Operating profit increased $32.4 million primarily due to a 32% organic increase ($41.7 million) and the favorable impact of acquisitions ($0.8 million), partially offset by the unfavorable impact of currency exchange rates ($10.1 million). The organic increase was primarily due to global services growth, the impact of labor and other operational cost saving actions throughout the segment, and higher government COVID-19 assistance in Hong Kong.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Years Ended December 31,			% change
(In millions)	2022	2021	2020	2022	2021

General, administrative and other expenses	$(161.5)	(141.7)	(116.3)	14	22
Foreign currency transaction gains (losses)	10.9	2.7	(6.5)	fav	fav
Reconciliation of segment policies to GAAP	1.8	(17.5)	10.5	fav	unfav
Corporate expenses	(148.8)	(156.5)	(112.3)	(5)	39

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses in 2022 decreased $7.7 million versus the prior year primarily driven by lower bad debt expense ($19.4 million) included in Corporate expense as part of the reconciliation of segment accounting policies to U.S. GAAP (see further discussion of bad debt expense in the next paragraph below). In addition, there were higher foreign currency transaction gains in the current year period ($8.2 million), reduced expenses related to developing new service offerings ($8.2 million) and an increase in royalty income from third parties ($3.6 million). These lower costs were offset by an increase in incentive compensation, including share-based and bonus accruals ($30.0 million) as well as higher net charges related to insurance and security losses ($4.4 million).

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

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2022	2021	2020	2022	2021
Operating profit:
Reorganization and Restructuring	$(38.8)	(43.6)	(66.6)	(11)	(35)
Acquisitions and dispositions	(86.6)	(71.9)	(83.1)	20	(13)
Argentina highly inflationary impact	(41.7)	(11.9)	(10.7)	unfav	11
Change in allowance estimate	(15.6)	—	—	unfav	—
Ship loss matter	(4.9)	—	—	unfav	—
Chile antitrust matter	(1.4)	(9.5)	—	(85)	unfav
Internal loss	—	21.1	(6.9)	(100)	fav
Reporting compliance	—	—	(0.5)	—	(100)
Operating profit	$(189.0)	(115.8)	(167.8)	63	(31)

Reorganization and Restructuring
2022 Global Restructuring Plan
In the third quarter of 2022, management began a restructuring program across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. As a result of actions taken, we recognized $22.2 million in charges in 2022 under this restructuring, primarily severance costs. When completed, the current restructuring actions are expected to reduce our workforce by 2,300 to 3,000 positions and result in annualized cost savings of $45 million to $55 million. For the restructuring actions that were approved as of December 31, 2022, we expect to incur additional costs between $10 million and $14 million in future periods, primarily severance costs. Additional restructuring actions are expected to occur as part of this program as management continues to evaluate and identify improvement opportunities.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $66.6 million of net costs in operating profit and $0.6 million of costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. We recognized $43.6 million of net costs in 2021, primarily severance costs. We recognized $16.6 million of net costs in 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. For the current restructuring actions that have not yet been completed, we expect to incur additional costs between $1 million and $3 million in future periods. These estimates are expected to be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Years Ended December 31,			% change
(In millions)	2022	2021	2020	2022	2021
Reportable Segments:
North America	$(11.8)	0.1	(13.7)	unfav	fav
Latin America	(15.7)	(13.0)	(20.4)	21	(36)
Europe	(9.7)	(27.6)	(23.6)	(65)	17
Rest of World	(1.2)	(3.2)	(7.1)	(63)	(55)
Total reportable segments	(38.4)	(43.7)	(64.8)	(12)	(33)
Corporate items	(0.4)	0.1	(1.8)	unfav	fav
Total	$(38.8)	(43.6)	(66.6)	(11)	(35)

Acquisitions and dispositions  Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2022 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $52.0 million in 2022.
•We recognized $12.5 million in charges in Argentina in 2022 for expected payments to union workers of the Maco Transportadora and Maco Litoral businesses (together "Maco"). Although the Maco operations were acquired in 2017, formal antitrust approval was obtained in 2021, which triggered negotiation and approval of the expected payments in 2022.
•Net charges of $7.8 million for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $4.8 million in integration costs, primarily related to PAI and G4S, in 2022.
•Transaction costs related to business acquisitions were $5.6 million in 2022.
•Restructuring costs related to acquisitions were $0.2 million in 2022.
•Compensation expense related to the retention of key PAI employees was $3.5 million in 2022.

2021 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $47.7 million in 2021.
•We incurred $10.5 million in integration costs, primarily related to G4S, in 2021.
•Transaction costs related to business acquisitions were $6.5 million in 2021.
•Restructuring costs related to acquisitions were $5.3 million in 2021.
•Compensation expense related to the retention of key PAI employees was $1.8 million in 2021

2020 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $35.1 million in 2020.
•We incurred $23.5 million in integration costs related primarily to Dunbar and G4S in 2020.
•Transaction costs related to business acquisitions were $19.3 million in2020.
•Restructuring costs related to acquisitions were $4.7 million in 2020.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In 2020, we recognized $10.7 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $7.7 million. In 2021, we recognized $11.9 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $9.0 million. In 2022, we recognized $41.7 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $37.6 million. These amounts are excluded from segment and non-GAAP results.

Change in allowance estimate In the first quarter of 2022, we refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the COVID-19 pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the subsequent quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections. Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded these amounts from segment and non-GAAP results.

Ship loss matter In 2015, Brink’s placed cargo containing customer valuables on a ship which suffered damages and losses. Brink’s cargo did not suffer any damage. The ship owner declared a general average claim to recover losses to the ship and cargo from customers with undamaged cargo, including Brink’s, based on the pro rata value of ship cargo. Brink’s continues to defend itself against the claim. In the fourth quarter of 2022, we recognized a $4.9 million charge for our estimate of the probable loss. Due to the unusual nature of the contingency and the fact that management has excluded these amounts when evaluating internal performance, we have excluded this charge from segment and non-GAAP results.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine. In 2022, we recognized an additional $1.4 million adjustment to our estimated loss as a result of a change in currency rates. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 23 for details.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2020, we incurred $0.3 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger.

Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we planned to attempt to collect these receivables, we estimated an increase to bad debt expense of $6.6 million in 2020. In 2021, we recognized a decrease in bad debt expense of $3.7 million, primarily related to collection of these receivables.  We also recognized $1.3 million of legal charges in 2021 as we attempted to collect additional insurance recoveries related to these receivables losses. In the fourth quarter of 2021, we successfully collected $18.8 million of insurance recoveries related to these internal losses. In 2022, we did not incur any charges related to the internal loss. Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded these amounts from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($0.5 million in 2020, amounts not significant in 2022 or 2021).

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2022	2021	2020	2022	2021

Foreign currency items:
Transaction losses	$(68.7)	(30.5)	(11.2)	unfav	unfav
Derivative instrument gains (losses)	42.0	24.2	(3.0)	74	fav
Royalty income	9.1	5.6	4.8	63	17
Impairment losses	(9.0)	(9.5)	(11.6)	(5)	(18)
Indemnification asset adjustments	(7.8)	—	—	unfav	—
Gains on sale of property and other assets	2.7	—	0.9	fav	(100)
Share in earnings of equity method affiliates	2.1	1.1	0.8	91	38
Insurance recoveries - Internal Loss	—	18.8	—	(100)	fav
Gains related to litigation	—	4.4	—	(100)	fav
Indemnity for forced relocation	—	1.7	—	(100)	fav
Other	4.3	4.2	3.7	2	14
Other operating income (expense)	$(25.3)	20.0	(15.6)	unfav	fav

2022 versus 2021
We reported other operating expense of $25.3 million in 2022 versus other operating income of $20.0 million in the prior year. The change was primarily due to $18.8 million in insurance recoveries related to the internal loss in our U.S. global services operations in 2021 and higher net losses of $20.4 million from foreign currency items in 2022 driven by remeasurement losses due to the highly inflationary economy in Argentina as well as significant fluctuations in the relationship between the euro and U.S. dollar when compared to 2021. In addition, we had losses due to acquisition-related tax indemnification asset adjustments in the current period. The foreign currency items above do not include business acquisition-related currency items which are reported in interest and other nonoperating income (expense).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2022	2021	2020	2022	2021

Interest expense	$138.8	112.2	96.5	24	16

Interest expense was higher in 2022 primarily due to higher interest rates on corporate borrowings. Higher borrowing levels were used to fund general corporate initiatives and other working capital needs. See Note 15 for further information.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions)	2022	2021	2020	2022	2021

Interest income	$23.6	12.1	5.6	95	fav
Retirement benefit cost other than service cost	(16.7)	(38.7)	(37.9)	(57)	2
Foreign currency transaction gains (losses)(a)	2.4	0.4	(3.6)	fav	fav
Non-income taxes on intercompany billings(b)	(2.3)	(3.9)	(4.6)	(41)	(15)
Argentina turnover tax	(1.8)	—	—	unfav	—
Gain (loss) on equity securities(c)	—	16.0	10.6	(100)	51
G4S indemnification asset adjustment(d)	—	2.7	—	(100)	fav
Penalties and interest on non-income taxes(e)	—	(1.8)	—	(100)	unfav
Gains related to litigation(f)	—	1.7	—	(100)	fav
Earn-out liability adjustment(g)	—	1.3	—	(100)	fav
Interest on non-income tax credits(h)	—	1.2	—	(100)	fav
Derivative instrument losses(i)	—	—	(7.0)	—	(100)
Gain on a disposition of a subsidiary(j)	—	—	4.1	—	(100)
Other	(1.5)	2.0	(4.9)	unfav	fav
Interest and other nonoperating income (expense)	$3.7	(7.0)	(37.7)	fav	(81)

(a)Amounts primarily represent currency transaction gains and losses on contingent consideration payable related to G4S business acquisitions.
(b)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact Latin America segment results and are eliminated in our consolidation.
(c)The gain is primarily related to the market value increase of an investment in MoneyGram International, Inc. The investment was sold in 2021 and the gain was fully realized.
(d)Adjustments to indemnification asset related to business operations acquired from G4S. This adjustment was recognized outside of the measurement period for the related business operations acquired from G4S.
(e)Represents penalties and interest on non-income taxes that have not yet been paid.
(f)Related to a favorable court ruling in litigation with a customer of our Romania business. The court ruled that the customer must pay our subsidiary in Romania for services provided many years ago. The principal amount of the settlement is reported in operating income (expense). The penalties for years of non-payment are reported in interest and other nonoperating income (expense).
(g)Adjustment to the liability for contingent consideration pertaining to a 2019 business acquisition.
(h)Represents interest on non-income tax credits related to our business operations in Brazil. In the third quarter of 2021, our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.
(i)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(j)This gain is primarily related to the sale of our former French security services subsidiary in the first quarter of 2020.

Interest and other nonoperating income (expense) was higher in 2022 compared to 2021 primarily due to interest income on surplus cash in money market investments. Further, the company experienced a reduction in retirement benefit costs attributed to lower amortization of actuarial losses from the prior year. Refer to Note 4 for further explanation.

Income Taxes

Summary Rate Reconciliation – GAAP

(In percentages)	2022	2021	2020

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.5	7.6	12.9
Taxes on cross border income, net of credits	6.9	4.6	11.0
Adjustments to valuation allowances	(21.1)	6.7	6.6
Foreign income taxes	(0.7)	6.1	10.6
French business tax	0.8	0.7	3.7
State income taxes, net	0.7	0.9	(1.6)
Share-based compensation	1.3	0.2	(3.1)
Acquisition costs	—	0.5	6.0
Other	1.9	2.8	4.3
Income tax rate on continuing operations	18.3%	51.1%	71.4%

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2022	2021	2020

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	5.4	6.1	5.2
Adjustments to valuation allowances	2.4	1.4	(0.2)
French business tax	0.4	0.4	1.0
Other	1.1	4.7	4.8
Income tax rate on Non-GAAP continuing operations	30.3%	33.6%	31.8%

(a)See pages 33–35 for a reconciliation of non-GAAP results to GAAP.

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

Continuing Operations
2022 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2022 was less than the 21% U.S. statutory tax rate primarily due to the release of valuation allowances on U.S. tax credits deemed realizable as a result of the issuance of U.S. final foreign tax credit regulations, offset by the geographical mix of earnings, book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax.

2021 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2021 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2022	2021	2020	2022	2021

Net income attributable to noncontrolling interests	$11.3	12.1	5.9	(7)	unfav

Compared to 2021, the decrease in net income attributable to noncontrolling interests to $11.3 million in 2022 is primarily due to lower 2022 operating results reported by certain less than wholly-owned subsidiaries in Asia. Compared to 2020, the increase in net income attributable to noncontrolling interests to $12.1 million in 2021 is primarily due to the G4S acquisitions that closed in the first quarter of 2021 and higher operating results reported by some of our subsidiaries in 2021.

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

	2022			2021			2020
(In millions, except for percentages)	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$226.2	41.4	18.3%	$235.5	120.3	51.1%	$79.3	56.6	71.4%
Retirement plans(c)	11.1	2.9		29.8	7.7		33.8	7.9
Reorganization and Restructuring(b)	38.8	8.2		43.6	11.7		67.1	15.8
Acquisitions and dispositions(b)	85.2	20.7		68.8	2.5		91.5	11.6
Argentina highly inflationary impact(b)	45.6	(2.0)		12.3	(1.1)		10.6	(1.3)
Change in allowance estimate(b)	15.6	3.7		—	—		—	—
Valuation allowance on tax credits(d)	—	53.2		—	—		—	—
Ship loss matter(b)	4.9	1.3		—	—		—	—
Chile antitrust matter(b)	1.4	0.5		9.5	—		—	—
Internal loss(b)	—	—		(21.1)	(1.3)		6.9	1.6
Reporting compliance(b)	—	—		—	—		0.5	—
Deferred tax valuation allowance(e)	—	—		—	(12.8)		—	—
Non-GAAP	$428.8	129.9	30.3%	$378.4	127.0	33.6%	$289.7	92.2	31.8%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 26–28 for details.  We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges and curtailment gains related to these non-U.S. plans and costs related to our frozen non-U.S. retirement plans are also excluded from non-GAAP results.
(d)In the first quarter of 2022, we released a portion of our valuation allowance on certain U.S. deferred tax assets primarily related to foreign tax credit carryforward attributes. The valuation allowance release was due to new foreign tax credit regulations published by the U.S. Treasury in January 2022.
(e)There was a change in judgement resulting in a valuation allowance against certain tax attributes with a limited statutory carryforward period that are no longer more-likely-than-not to be realized due to lower than expected Canada operating results.
(f)Amounts include interest incurred on a cross currency swap hedging foreign currency risk on the intercompany financing of the Rodoban acquisition.
(g)In addition to the items discussed in “Other Items Not Allocated To Segments” on pages 26–28, includes a $4.5 million gain on the sale of a French security services business in 2020, acquisition-related pretax currency transaction losses of $3.6 million in 2020 and acquisition-related pretax losses on foreign currency forward contracts of $7.0 million in 2020.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2022	2021	2020

Revenues:
GAAP	$4,535.5	4,200.2	3,690.9
Non-GAAP	$4,535.5	4,200.2	3,690.9

Operating profit:
GAAP	$361.3	354.7	213.5
Reorganization and Restructuring(b)	38.8	43.6	66.6
Acquisitions and dispositions(b)	86.6	71.9	83.1
Argentina highly inflationary impact(b)	41.7	11.9	10.7
Change in allowance estimate(b)	15.6	—	—
Ship loss matter(b)	4.9	—	—
Chile antitrust matter(b)	1.4	9.5	—
Internal loss(b)	—	(21.1)	6.9
Reporting compliance(b)	—	—	0.5
Non-GAAP	$550.3	470.5	381.3

Interest expense:
GAAP	$(138.8)	(112.2)	(96.5)
Acquisitions and dispositions(b)(f)	1.2	1.3	1.9
Non-GAAP	$(137.6)	(110.9)	(94.6)

Interest and other nonoperating income (expense):
GAAP	$3.7	(7.0)	(37.7)
Retirement plans(c)	11.1	29.8	33.8
Reorganization and Restructuring(b)	—	—	0.5
Acquisitions and dispositions(b)(g)	(2.6)	(4.4)	6.5
Argentina highly inflationary impact(b)	3.9	0.4	(0.1)
Non-GAAP	$16.1	18.8	3.0

Non-GAAP margin	12.1%	11.2%	10.3%

Provision for income taxes:
GAAP	$41.4	120.3	56.6
Retirement plans(c)	2.9	7.7	7.9
Reorganization and Restructuring(b)	8.2	11.7	15.8
Acquisitions and dispositions(b)(f)(g)	20.7	2.5	11.6
Argentina highly inflationary impact(b)	(2.0)	(1.1)	(1.3)
Change in allowance estimate(b)	3.7	—	—
Valuation allowance on tax credits(d)	53.2	—	—
Ship loss matter(b)	1.3	—	—
Chile antitrust matter(b)	0.5	—	—
Internal loss(b)	—	(1.3)	1.6
Reporting compliance(b)	—	—	—
Deferred tax valuation allowance(e)	—	(12.8)	—
Non-GAAP	$129.9	127.0	92.2

Net income (loss) attributable to noncontrolling interests:
GAAP	$11.3	12.1	5.9
Retirement plans(c)	0.1	—	—
Reorganization and Restructuring(b)	0.1	0.5	0.3
Acquisitions and dispositions(b)	1.0	0.9	0.5
Non-GAAP	$12.5	13.5	6.7
Amounts may not add due to rounding.

See page 33 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions, except for per share amounts)	2022	2021	2020

Income (loss) from continuing operations attributable to Brink's:
GAAP	$173.5	103.1	16.8
Retirement plans(c)	8.1	22.1	25.9
Reorganization and Restructuring(b)	30.5	31.4	51.0
Acquisitions and dispositions(b)	63.5	65.4	79.4
Argentina highly inflationary impact(b)	47.6	13.4	11.9
Change in allowance estimate(b)	11.9	—	—
Valuation allowance on tax credits(d)	(53.2)	—	—
Ship loss matter(b)	3.6	—	—
Chile antitrust matter(b)	0.9	9.5	—
Internal loss(b)	—	(19.8)	5.3
Reporting compliance(b)	—	—	0.5
Deferred tax valuation allowance(e)	—	12.8	—
Non-GAAP	$286.4	237.9	190.8

Diluted EPS
GAAP	$3.63	2.06	0.33
Retirement plans(c)	0.17	0.44	0.51
Reorganization and Restructuring(b)	0.64	0.63	1.00
Acquisitions and dispositions(b)	1.33	1.31	1.56
Argentina highly inflationary impact(b)	1.00	0.27	0.23
Change in allowance estimate(b)	0.25	—	—
Valuation allowance on tax credits(d)	(1.11)	—	—
Ship loss matter(b)	0.08	—	—
Chile antitrust matter(b)	0.02	0.19	—
Internal loss(b)	—	(0.40)	0.10
Reporting compliance(b)	—	—	0.01
Deferred tax valuation allowance(e)	—	0.26	—
Non-GAAP	$5.99	4.75	3.76

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced our reported dollar revenues and operating profit, which may continue in 2023. See Application of Critical Accounting Policies—Foreign Currency Translation on pages 55–56 for a description of our accounting methods and assumptions used to include our Argentina operations in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies. See also Note 1 to the consolidated financial statements for a description of how we account for currency remeasurement for our Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

At December 31, 2022, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2022, we had net monetary assets denominated in Argentine pesos of $66.2 million (including cash of $57.7 million) and nonmonetary net assets of $168.2 million (including $99.8 million of goodwill, $1.9 million in equity securities denominated in Argentine pesos and $27.4 million in debt securities denominated in pesos).

During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in 2021 and 2022.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of a given foreign entity. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on pages 57-58. At December 31, 2022, the notional value of our short term outstanding foreign currency forward and swap contracts was $575 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  At December 31, 2022, the fair value of our short term foreign currency contracts was a net liability of approximately $7.0 million, of which $3.5 million was included in prepaid expenses and other and $10.5 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020

Derivative instrument gains (losses) included in other operating income (expense)	$42.0	24.2	(3.0)

Derivative instrument losses included in other nonoperating income (expense)(a)	—	—	(7.0)

(a)Represents losses on foreign currency forward contracts related to acquisitions of business operations from G4S in 2020.

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

At December 31, 2022, the notional value of this long term contract was $53 million with a weighted-average maturity of 0.6 years. At December 31, 2022, the fair value of the long term cross currency swap contract was an asset of $14.6 million and was included in prepaid expenses and other on the consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset is included in prepaid expenses and other and a $20.5 million asset is included in other assets on the consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020

Derivative instrument gains included in other operating income (expense)	$(8.9)	0.2	22.1

Offsetting transaction gains	8.9	(0.2)	(22.1)

Derivative instrument losses included in interest expense	(1.3)	(1.3)	(1.9)

Net derivative instrument gains (losses)	(10.2)	(1.1)	20.2

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

In July 2022, we terminated these cross currency swap contracts and received $67 million in cash as settlement. We subsequently entered into a total of nine cross currency swaps with a total notional value of $400 million to hedge a portion of our net investment in certain of our subsidiaries with euro functional currencies. Swaps with a total notional value of $215 million will terminate in May 2026 and swaps with a total notional value of $185 million will terminate in April 2031. We have designated these swaps as net investment hedges for accounting purposes.

At December 31, 2022, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.7 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.6 years for the cross currency swaps with maturity in April 2031. At December 31, 2022, the fair value of these currency swaps was a net liability of $11.7 million, of which $5.6 million was included in prepaid expenses and other and $17.3 million was included in other liabilities on the consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020

Net derivative instrument gains included in interest expense	$(5.8)	(4.1)	—

LIQUIDITY AND CAPITAL RESOURCES
Overview

The discussion of liquidity and capital resources comparing 2021 versus 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2021 10-K, starting on page 40.

Over the last three years, we used cash generated from our operations and borrowings to
•acquire new business operations ($925 million),
•invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, CompuSafe® units, and information technology) ($469 million),
•repurchase shares of Brink's common stock ($302 million), and
•pay dividends to Brink’s shareholders ($105 million).

Cash flows from operating activities increased by $1.9 million in 2022 as compared to the prior year primarily due to higher operating profit, changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $50.0 million in 2022 compared to an increase of $15.7 million in 2021) and lower amounts paid for G4S intercompany payments, offset by the $10.2 million decrease in restricted cash held for customers, higher amounts paid for income taxes and interest, and other working capital changes. Cash used for investing activities decreased by $123.5 million in 2022 due to higher amounts paid for business acquisitions in 2021. Cash also decreased $70.1 million in 2022 as a result of the strengthening of the U.S. dollar in 2022, primarily against the Argentine peso and euro. We financed our liquidity needs in 2022 with debt and cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2022	2021	2020	2022	2021

Cash flows from operating activities
Operating activities - GAAP	$479.9	478.0	317.7	$1.9	160.3
(Increase) decrease in restricted cash held for customers	(50.0)	(60.2)	(116.3)	10.2	56.1
(Increase) decrease in certain customer obligations(a)	(50.0)	(15.7)	6.5	(34.3)	(22.2)
G4S intercompany payments	—	2.6	111.1	(2.6)	(108.5)
Operating activities - non-GAAP	$379.9	404.7	319.0	$(24.8)	85.7

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

2022 versus 2021

GAAP
Cash flows from operating activities increased by $1.9 million in 2022 compared to 2021. The increase was attributed to higher operating profit, changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $50.0 million in 2022 compared to an increase of $15.7 million in 2021) and lower amounts paid for G4S intercompany payments, offset by restricted cash held for customers (restricted cash held for customers increased by $50.0 million in 2022 compared to an increase of $60.2 million in 2021), higher amounts paid for income taxes and interest (we had $127.8 million in cash payments for taxes and $117.5 million for interest in 2022 as compared to $83.8 million for taxes and $107.7 million for interest in 2021), and other working capital changes.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $24.8 million in 2022 as compared to 2021. The decrease was attributed to higher amounts paid for income taxes and interest in 2022 and other working capital changes, offset by higher operating profit.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2022	2021	2020	2022	2021

Cash flows from investing activities
Capital expenditures	$(182.6)	(167.9)	(118.5)	$(14.7)	(49.4)
Acquisitions, net of cash acquired	(173.9)	(313.2)	(439.7)	139.3	126.5
Dispositions, net of cash disposed	—	—	(2.6)	—	2.6
Marketable securities:
Purchases	(30.3)	(15.6)	(2.9)	(14.7)	(12.7)
Sales	11.7	35.1	2.0	(23.4)	33.1
Proceeds from sale of property, equipment and investments	5.7	7.7	5.3	(2.0)	2.4
Proceeds from settlement of cross currency swap	64.3	—	—	64.3	—
Acquisition of customer contracts	—	—	—	—	—
Net change in loans held for investment	(25.9)	—	—	(25.9)	—
Other	(0.2)	(0.8)	(9.0)	0.6	8.2
Investing activities	$(331.2)	(454.7)	(565.4)	$123.5	110.7

Cash used by investing activities decreased by $123.5 million in 2022 as compared to 2021. The decrease was primarily due to decreased payments related to the G4S and PAI acquisition in 2021 offset by payments related to the NoteMachine acquisition in 2022. We also received proceeds from the settlement of the euro cross currency swaps in 2022, as discussed in Note 12, partially offset by increases in cash used for the net purchase and sales of marketable securities and net change in loans held for investment, as discussed in Note 20.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2022	2021	2020	2022	2021

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$41.4	40.4	27.4	$1.0	13.0
Latin America	50.1	45.0	35.1	5.1	9.9
Europe	50.5	50.6	33.4	(0.1)	17.2
Rest of World	34.4	26.0	16.6	8.4	9.4
Corporate	6.2	5.9	6.0	0.3	(0.1)
Capital expenditures - GAAP and non-GAAP	$182.6	167.9	118.5	$14.7	49.4

Financing leases(b):
North America	$46.3	50.6	24.1	$(4.3)	26.5
Latin America	10.9	14.2	3.9	(3.3)	10.3
Europe	8.1	20.6	3.3	(12.5)	17.3
Rest of World	0.4	0.5	0.1	(0.1)	0.4
Financing leases - GAAP and non-GAAP	$65.7	85.9	31.4	$(20.2)	54.5

Total:
North America	$87.7	91.0	51.5	$(3.3)	39.5
Latin America	61.0	59.2	39.0	1.8	20.2
Europe	58.6	71.2	36.7	(12.6)	34.5
Rest of World	34.8	26.5	16.7	8.3	9.8
Corporate	6.2	5.9	6.0	0.3	(0.1)
Total property and equipment acquired	$248.3	253.8	149.9	$(5.5)	103.9

Depreciation and amortization(a)
North America	$69.1	68.7	62.3	$0.4	6.4
Latin America	49.1	46.2	44.0	2.9	2.2
Europe	39.6	41.4	32.2	(1.8)	9.2
Rest of World	23.6	23.2	20.0	0.4	3.2
Corporate	8.4	9.7	9.1	(1.3)	0.6
Depreciation and amortization - non-GAAP	189.8	189.2	167.6	0.6	21.6
Argentina highly inflationary impact	2.9	2.2	1.8	0.7	0.4
Reorganization and Restructuring	1.0	0.3	1.3	0.7	(1.0)
Acquisitions and dispositions	0.1	0.1	1.0	—	(0.9)
Amortization of intangible assets	52.0	47.7	35.1	4.3	12.6
Depreciation and amortization - GAAP	$245.8	239.5	206.8	$6.3	32.7
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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.3 in 2022, 1.3 in 2021, and 0.9 in 2020.

Capital expenditures in 2022 for our operating units were primarily for cash devices, information technology, armored vehicles, and machinery and equipment. Capital expenditures in 2022 were $14.7 million higher compared to 2021. Total property and equipment acquired in 2022 was $5.5 million lower than the prior year. This decrease was primarily due to a decrease in equipment finance leases, partially offset by an increase in investments in armored vehicles, information technology and cash devices.

Corporate capital expenditures in the last three years were primarily for investing in information technology.

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2022	2021	2020	2022	2021

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$37.7	(4.3)	(3.9)	$42.0	(0.4)
Cash supply chain customer debt	—	—	(10.5)	—	10.5
Long-term revolving credit facilities, net	226.0	548.7	(111.1)	(322.7)	659.8
Other long-term debt, net	102.9	(133.0)	924.1	235.9	(1,057.1)
Borrowings (repayments)	366.6	411.4	798.6	(44.8)	(387.2)

Acquisition of noncontrolling interest	(7.8)	—	—	(7.8)	—
Debt financing costs	(5.6)	(0.8)	(13.2)	(4.8)	12.4
Repurchase shares of Brink's common stock	(52.2)	(200.0)	(50.0)	147.8	(150.0)
Dividends to:
Shareholders of Brink’s	(37.6)	(37.2)	(30.1)	(0.4)	(7.1)
Noncontrolling interests in subsidiaries	(7.1)	(5.1)	(16.8)	(2.0)	11.7
Acquisition-related financing activities:
Settlement of acquisition-related contingencies	—	6.2	9.7	(6.2)	(3.5)
Payment of acquisition-related obligation	(2.8)	(4.0)	(7.3)	1.2	3.3
Proceeds from exercise of stock options	—	2.3	—	(2.3)	2.3
Tax withholdings associated with share-based compensation	(12.2)	(5.5)	(10.3)	(6.7)	4.8
Other	3.9	4.0	3.1	(0.1)	0.9
Financing activities	$245.2	171.3	683.7	$73.9	(512.4)

2022 versus 2021
Cash flows from financing activities increased by $73.9 million in 2022 compared to 2021 due mostly to the $147.8 million decrease in cash used to repurchase shares of our comment stock (we used $52.2 million in cash to repurchase shares of common stock in 2022, compared to $200 million in 2021). This amount was offset by a decrease to net borrowings in 2022 compared to 2021.

Dividends
We paid dividends to Brink’s shareholders of $0.20 per share in each of the last seven quarters, and paid $0.15 per share in the five quarters prior.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates decreased the amount of cash and cash equivalents by $70.1 million during 2022, compared to a decrease of $50.8 million in 2021 and an increase of $37.9 million in 2020.  The decrease in 2022 was due to the strengthening of the U.S. dollar in 2022, primarily against the Argentine peso and euro.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2022, debt as a percentage of capitalization (defined as total debt and equity) was 86%, which decreased from 92% at December 31, 2021. Although our total debt increased in 2022, the lower percentage at year-end 2022 is primarily due to the significant increase in equity from the prior year. Our equity more than doubled in 2022 primarily resulting from higher comprehensive income and lower share repurchase activity in 2022. Our debt in 2022 increased primarily from the borrowings under the senior secured credit facility.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2022	2022	2021	$ change(a)
Debt:
Short-term borrowings
Other	$74.9	$47.2	9.8	$37.4
Total Short-term borrowings	$74.9	$47.2	9.8	$37.4

Long-term debt
Revolving Facility	$353.1	$646.9	495.0	151.9
Term Loan A	—	1,377.4	1,224.7	152.7
Senior Unsecured Notes	—	992.1	989.8	2.3
Letter of Credit Facilities	41.0	—	—	—
Other facilities	147.0	147.0	68.9	78.1
Financing leases	—	192.2	178.5	13.7
Total Long-term debt	$541.1	$3,355.6	2,956.9	$398.7

Total Debt	$616.0	$3,402.8	2,966.7	$436.1

Total equity		$570.2	252.6	$317.6

(a)In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2022	2021	$ change

Debt:
Short-term borrowings	$47.2	9.8	$37.4
Long-term debt	3,355.6	2,956.9	398.7
Total Debt	3,402.8	2,966.7	436.1

Less:
Cash and cash equivalents	972.0	710.3	261.7
Amounts held by cash management services operations(a)	(85.2)	(34.7)	(50.5)
Cash and cash equivalents available for general corporate purposes	886.8	675.6	211.2

Net Debt(b)	$2,516.0	2,291.1	$224.9

(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $58 million at December 31, 2022 and $54 million at December 31, 2021 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2022, and December 31, 2021.

Net Debt at the end of 2022 increased by $225 million when compared to Net Debt at the end of 2021 to fund corporate purposes and other working capital needs.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our $1 billion revolving credit facility ("Revolving Credit Facility") (our debt facilities are described in more detail in Note 15 to the consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of December 31, 2022, $353 million was available under the Revolving Credit Facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

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

Cash and Cash Equivalents
At December 31, 2022, we had $972.0 million in cash and cash equivalents, compared to $710.3 million at December 31, 2021. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Equity
Common Stock
At December 31, 2022, we had 100 million shares of common stock authorized and 46.3 million shares issued and outstanding.

Preferred Stock
At December 31, 2022, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
On October 27, 2021, we announced that the Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2023 (the "2021 Repurchase Program"). This authorization replaces our previous $250 million repurchase program, authorized by the Board of Directors in February 2020 (the "2020 Repurchase Program"), which expired on December 31, 2021, with no amount remaining available.

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

In 2022, we repurchased a total of 948,395 shares of our common stock for an aggregate of $52.2 million and an average price of $55.01 per share. These shares were retired upon repurchase. At December 31, 2022, $198 million remains available under the 2021 Repurchase Program.

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

Below is a summary of each ASR entered into under the 2020 Repurchase Program:

	Upfront Payment	Shares Received	Average Repurchase Price

August 2020	$50,000,000	849,978	$58.83
September 2020	—	246,676	—
	$50,000,000	1,096,654	$45.59

August 2021	$50,000,000	524,315	$95.36
September 2021	—	131,384	—
	$50,000,000	655,699	$76.25

November 2021	$150,000,000	1,742,160	$86.10
April 2022(a)	—	546,993	—
	$150,000,000	2,289,153	$65.53

	$250,000,000	4,041,506	$61.86

(a)We received 1,742,160 shares in early November 2021. Under this ASR, the purchase period had a scheduled termination date of June 1, 2022, although the financial institution was eligible to early terminate the ASR after January 31, 2022. In April 2022, the financial institution early terminated this ASR and we received additional 546,993 shares.

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
•Addition of new claimants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2022	2023	2024	2025	2026	2027

Primary U.S. pension plan
Beginning funded status	$(65.8)	(24.0)	(25.0)	(24.8)	(22.6)	(8.6)
Net periodic pension credit(a)	26.0	15.0	14.0	12.1	10.0	8.3
Payment from Brink’s	—	—	—	—	11.7	11.5
Benefit plan actuarial gain (loss)	15.8	(16.0)	(13.8)	(9.9)	(7.7)	(5.0)
Ending funded status	$(24.0)	(25.0)	(24.8)	(22.6)	(8.6)	6.2

UMWA plans
Beginning funded status	$(219.4)	(94.9)	(96.7)	(98.9)	(101.4)	(104.4)
Net periodic postretirement cost(a)	2.9	(1.8)	(2.2)	(2.5)	(3.0)	(3.4)
Benefit plan actuarial gain	58.5	—	—	—	—	—
Prior service credit(b)	66.7	—	—	—	—	—
Other	(3.6)	—	—	—	—	—
Ending funded status	$(94.9)	(96.7)	(98.9)	(101.4)	(104.4)	(107.8)

Black Lung plans
Beginning funded status	$(101.3)	(75.8)	(70.3)	(65.2)	(60.4)	(56.0)
Net periodic postretirement cost(a)	(2.6)	(3.8)	(3.6)	(3.3)	(3.1)	(2.8)
Payment from Brink’s	8.8	9.3	8.7	8.1	7.5	6.9
Benefit plan actuarial gain	19.3	—	—	—	—	—
Ending funded status	$(75.8)	(70.3)	(65.2)	(60.4)	(56.0)	(51.9)
(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).
(b)The UMWA plan was updated to move to a fully insured medical program through Medicare Advantage and a prior service credit has been established.

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2022. There are approximately 10,700 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2026.

UMWA Plan
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 2,500 beneficiaries in the UMWA plans. The company does not expect to make contributions to these plans until 2033, based on our actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 800 black lung beneficiaries as of December 31, 2022.

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

	Actual	Projected
(In millions)	2022	2023	2024	2025	2026	2027

Primary U.S. pension plan	$(1.9)	(13.2)	(8.7)	(2.0)	5.0	11.1
UMWA plans	2.5	(2.5)	(2.5)	(2.5)	2.3	2.5
Black Lung plans	9.8	8.4	7.8	7.3	6.8	6.3
Total	$10.4	(7.3)	(3.4)	2.8	14.1	19.9
Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2022	2023	2024	2025	2026	2027

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.4	48.1	48.0	48.0	48.0	47.7
UMWA plans	20.3	20.0	19.9	19.8	19.6	19.5
Black Lung plans	8.8	9.3	8.7	8.1	7.5	6.9
Total	$73.5	77.4	76.6	75.9	75.1	74.1

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2023	$—	—	9.3	9.3
2024	—	—	8.7	8.7
2025	—	—	8.1	8.1
2026	11.7	—	7.5	19.2
2027	11.5	—	6.9	18.4
2028	10.4	—	6.4	16.8
2029	9.2	—	5.9	15.1
2030	7.8	—	5.5	13.3
2031	7.2	—	5.1	12.3
2032	6.3	—	4.8	11.1
2033	5.0	7.5	4.5	17.0
2034	1.6	16.3	4.2	22.1
2035	—	15.6	3.9	19.5
2036	—	14.8	3.7	18.5
2037 and thereafter	—	152.6	39.8	192.4
Total projected payments	$70.7	206.8	124.3	401.8

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2022.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company filed its response to the complaint in November 2022, which signaled the beginning of the evidentiary phase. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In 2022, we recognized an additional $1.4 million adjustment to our estimated loss as a result of a change in currency rates.

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

Accounting Policy
We establish valuation allowances, in accordance with the Financial Accounting Standards Board ("FASB") ASC Topic 740, Income Taxes, when we estimate it is not more-likely-than-not that a deferred tax asset will be realized.  We decide to record valuation allowances primarily based on an assessment of positive and negative evidence including historical earnings and future taxable income that incorporates prudent, feasible tax-planning strategies.  We assess deferred tax assets on an individual jurisdiction basis.  Changes in tax statutes, the timing of deductibility of expenses or expectations for future performance could result in material adjustments to our valuation allowances, which would increase or decrease tax expense.  Our valuation allowances are as follows.

Valuation Allowances

	December 31,
(In millions)	2022	2021

U.S.	$24.4	95.8
Non-U.S.	52.9	45.7
Total	$77.3	141.5

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $178 million of net deferred tax assets at December 31, 2022, of which $188 million in deferred tax assets are related to U.S. jurisdictions.

In 2022, we concluded that we were more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $56 million valuation allowance benefit through income from continuing operations and an additional $14 million valuation allowance reduction through other comprehensive income. Our conclusion was based upon the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. We determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration.

In 2021, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $1 million valuation allowance through income from continuing operations.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S. These included
•projected revenues and operating income for our U.S. entities,
•projected royalties and management fees paid to U.S. entities from subsidiaries outside the U.S.,
•projected Global Intangible Low-Taxed Income ("GILTI") inclusion in our U.S. taxable income,
•estimated required contributions to our U.S. retirement plans,
•the estimated impact of U.S. tax reform and other U.S. tax legislation, and
•interest rates on projected U.S. borrowings.

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

Non-U.S. Deferred Tax Assets
In 2022, we recognized a tax expense of $1 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions. In 2021, we recognized a tax expense of $9 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.

Business Acquisitions

Accounting Policy
In the three years ended December 31, 2022, we have completed multiple business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations.  Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

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

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2022, we had property and equipment of $935.3 million, goodwill of $1,450.9 million and other intangible assets of $535.5 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

Goodwill
We review goodwill for impairment annually and whenever events or circumstances make it more-likely-than-not that impairment may have occurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

Under U.S. GAAP, the annual impairment test may be either a quantitative test or a qualitative assessment. The qualitative assessment can be performed in order to determine whether facts and circumstances support a determination that reporting unit fair values are greater than their carrying values.

We performed a goodwill impairment test on these reporting units as of October 1, 2022 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate:
Retirement cost	2.8%	2.4%	3.3%	2.8%	2.3%	3.2%	2.7%	2.2%	3.1%
Benefit obligation at year end	5.4%	2.8%	2.4%	5.4%	2.8%	2.3%	5.4%	2.7%	2.2%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2022, actual expenses for 2022 and projected expenses for 2023 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2022

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$684.3	620.3	566.3
UMWA plans	255.2	233.9	215.5

Actual 2022 and Projected 2023 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2022	2022	2022	2023	2023	2023

Primary U.S. pension plan
Discount rate assumption	2.8%	1.8%	3.8%	5.4%	4.4%	6.4%
Retirement cost	$(1.9)	5.2	(7.0)	$(13.2)	(8.3)	(12.5)

UMWA plans
Discount rate assumption	2.8%	1.8%	3.8%	5.4%	4.4%	6.4%
Retirement cost	$2.5	3.2	1.8	$(2.5)	(2.0)	(3.1)

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn. We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for actual 2022 expense. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2023 expense.

The twenty to thirty year compound annual return of our primary U.S. pension plan has averaged from 6.3% to 7.7%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions. Our 2022 and projected 2023 expense would have been different if we had used different expected-rate-of-return assumptions. For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2022 and projected 2023 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2022	2022	2022	2023	2023	2023

Expected-return-on-asset assumption
Primary U.S. pension plan	7.00%	6.00%	8.00%	7.00%	6.00%	8.00%
UMWA plans	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%

Primary U.S. pension plan	$(1.9)	5.1	(8.9)	$(13.2)	(6.5)	(19.9)
UMWA plans	2.5	4.2	0.9	(2.5)	(1.2)	(3.8)

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2023, and our 2024 expense will be different from currently projected amounts if our projected 2023 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2023 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2023
Primary U.S. pension plan	7.00%	14.00%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2023
Primary U.S. pension plan	$(25)	15	(65)
UMWA plans	(97)	(86)	(107)

2024 Expense(a)
Primary U.S. pension plan	$(9)	(10)	(7)
UMWA plans	(3)	(4)	(1)

(a)Actual future returns on investments will not affect our earnings until 2024 since the earnings in 2023 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2022	2023	2024	2022	2023	2024

Primary U.S. pension plan expense	$(1.9)	(13.2)	(8.7)	$(10.7)	8.0	10.5

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 7.0% for 2023, and we project this rate to decline to 5% in 2031 and hold at 5% thereafter.  Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next nine years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 7.0% for 2023 reflects the current higher inflationary market with the expectation the rate will still trend down in the long-term.

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

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2022	2021	2020	2019	2018
UMWA plans	2,500	2,700	2,900	3,000	3,200
Black Lung	800	800	700	800	800
U.S. pension	10,700	10,800	11,000	11,200	14,000

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

Highly Inflationary Economies
Foreign subsidiaries that operate in highly inflationary countries must use the reporting currency (the U.S. dollar) as the functional currency.  Local-currency monetary assets and liabilities are remeasured into dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Other than nonmonetary equity and available-for-sale debt securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market value of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. For nonmonetary available-for-sale debt securities traded in highly inflationary economies, the fair market value of these debt securities are remeasured at the current exchange rates, with changes recorded in the gains (losses) on available-for-sale securities component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings when these debt securities are sold.

Application of Accounting Policy

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the year ended December 31, 2022 and 4% and 5% of our consolidated revenues for the years ended December 31, 2021 and 2020, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2020, the Argentine peso declined by approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar). For the year ended December 31, 2021, the Argentine peso declined by approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar). For the year ended December 31, 2022, the Argentine peso declined approximately 42% (from 103.1 to 178.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2022, we recognized $37.6 million pretax remeasurement losses. In 2021 and in 2020, we recognized $9.0 million and $7.7 million pretax remeasurement losses, respectively.

At December 31, 2022, Argentina's economy remained highly inflationary for accounting purposes. At December 31, 2022, we had net monetary assets denominated in Argentine pesos of $66.2 million, including cash of $57.7 million. At December 31, 2022, we had net nonmonetary assets of $168.2 million, including $99.8 million of goodwill, $1.9 million in equity securities denominated in Argentine pesos and $27.4 million in debt securities denominated in Argentine pesos.

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

During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in 2021 or 2022.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2022. Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2022, a hypothetical 10% increase in rates would increase cash outflows by approximately $5.9 million over a twelve-month period.  In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 6.37% per annum at December 31, 2022.  If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.41 percentage points to 6.78%.  The effect on the fair values of our $600 million and $400 million unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2022 levels would result in a $26.0 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations. To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time. At December 31, 2022, the notional value of our shorter outstanding foreign currency forward and swap contracts was $575.0 million with average contract maturities of approximately one month. These contracts primarily offset exposures in the euro and the Mexican peso. Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At December 31, 2022, the notional value of this long term contract was $53 million with a weighted-average remaining maturity of 0.6 years. The effect on the fair value of these cross currency swaps of a hypothetical 10% appreciation in the forward Brazilian real exchange rates from year-end 2022 levels would result in a $5.1 million change in fair values, changing the December 31, 2022 net asset of $14.6 million to a net asset of $9.5 million.

In the second quarter of 2021, we entered into ten cross currency swap contracts to hedge a portion of our net investments in certain of our subsidiaries with euro functional currencies. In July 2022, we terminated these cross currency swap contracts and received $67 million in cash for the fair value of the derivative assets at the settlement date. We subsequently entered into a total of nine cross currency swap contracts with a total notional value of $400 million to hedge a portion of our net investments in certain of our subsidiaries with euro functional currency. At December 31, 2022, the notional value of these cross currency swaps contracts was $400 million with a weighted-average remaining maturity of 2.7 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.6 years for the cross currency swaps maturing in April 3031. The effect on the fair value of these cross currency swaps of a hypothetical 10% appreciation in the forward May 2026 euro exchange rate and a hypothetical 10% appreciation in the forward April 2031 euro exchange rate from year-end 2022 levels would result in a $36.7 million change in fair values, changing the December 31, 2022 net liability of $11.7 million to a net liability of $48.4 million.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2022 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2022 earnings into U.S. dollars(a)	$(40.4)
Transaction gains (losses)(b)	(4.4)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries (b)	(153.2)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Brink's Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill for the Europe reporting unit

As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2022 was $1,450.9 million, a portion of which related to the Europe reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that an impairment may have occurred. The impairment test is performed by comparing the estimated fair value of a reporting unit to the carrying value of the reporting unit. The Company estimates the fair value using a weighting of two valuation methodologies, with greater weight placed on the income approach.

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

Richmond, Virginia
March 1, 2023

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	$972.0	710.3
Restricted cash	438.5	376.4
Accounts receivable (net of allowance: 2022 - $38.3; 2021 - $16.9)	862.2	701.8
Prepaid expenses and other	324.7	211.0
Total current assets	2,597.4	1,999.5

Right-of-use assets, net	314.5	299.1
Property and equipment, net	935.3	865.6
Goodwill	1,450.9	1,411.7
Other intangibles	535.5	491.2
Deferred income taxes	246.2	239.4
Other	286.2	260.2

Total assets	$6,366.0	5,566.7

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$47.2	9.8
Current maturities of long-term debt	82.4	115.2
Accounts payable	296.5	211.2
Accrued liabilities	1,019.4	877.3
Restricted cash held for customers	229.3	215.5
Total current liabilities	1,674.8	1,429.0

Long-term debt	3,273.2	2,841.7
Accrued pension costs	131.0	219.3
Retirement benefits other than pensions	174.5	322.2
Lease liabilities	249.9	241.8
Deferred income taxes	67.8	49.2
Other	224.6	210.9
Total liabilities	5,795.8	5,314.1

Commitments and contingent liabilities (notes 4, 5, 15, 17, 23 and 24)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2022 - 46.3; 2021 - 47.4	46.3	47.4
Capital in excess of par value	684.1	670.6
Retained earnings	417.2	312.9
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(290.7)	(474.0)
Foreign currency translation	(433.8)	(425.7)
Unrealized losses on available-for-sale securities	(0.6)	(0.1)
Gains (losses) on cash flow hedges	24.6	(8.1)
Accumulated other comprehensive loss	(700.5)	(907.9)

Brink’s shareholders	447.1	123.0

Noncontrolling interests	123.1	129.6

Total equity	570.2	252.6

Total liabilities and equity	$6,366.0	5,566.7
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2022	2021	2020

Revenues	$4,535.5	4,200.2	3,690.9

Costs and expenses:
Cost of revenues	3,461.9	3,235.8	2,877.3
Selling, general and administrative expenses	687.0	629.7	584.5
Total costs and expenses	4,148.9	3,865.5	3,461.8
Other operating income (expense)	(25.3)	20.0	(15.6)

Operating profit	361.3	354.7	213.5

Interest expense	(138.8)	(112.2)	(96.5)
Interest and other nonoperating income (expense)	3.7	(7.0)	(37.7)
Income from continuing operations before tax	226.2	235.5	79.3
Provision for income taxes	41.4	120.3	56.6

Income from continuing operations	184.8	115.2	22.7

Income (loss) from discontinued operations, net of tax	(2.9)	2.1	(0.8)

Net income	181.9	117.3	21.9
Less net income attributable to noncontrolling interests	11.3	12.1	5.9

Net income attributable to Brink’s	$170.6	105.2	16.0

Amounts attributable to Brink’s:
Continuing operations	$173.5	103.1	16.8
Discontinued operations	(2.9)	2.1	(0.8)

Net income attributable to Brink’s	$170.6	105.2	16.0

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$3.67	2.08	0.33
Discontinued operations	(0.06)	0.04	(0.02)
Net income	3.61	2.12	0.32

Diluted:
Continuing operations	$3.63	2.06	0.33
Discontinued operations	(0.06)	0.04	(0.02)
Net income	3.57	2.10	0.31

Weighted-average shares
Basic	47.3	49.5	50.4
Diluted	47.8	50.1	50.8

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2022	2021	2020

Net income	$181.9	117.3	21.9

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	177.6	189.4	(37.0)
Benefit plan prior service costs	61.7	(4.3)	(5.3)
Deferred profit sharing	(0.1)	(0.4)	0.7
Total benefit plan adjustments	239.2	184.7	(41.6)

Foreign currency translation adjustments	(19.0)	(58.9)	24.2
Unrealized net losses on available-for-sale securities	(0.9)	(0.1)	—
Gains (losses) on cash flow hedges	37.6	19.1	(11.2)
Other comprehensive income (loss) before tax	256.9	144.8	(28.6)
Provision (benefit) for income taxes	55.9	55.3	(12.4)

Other comprehensive income (loss)	201.0	89.5	(16.2)

Comprehensive income	382.9	206.8	5.7
Less comprehensive income attributable to noncontrolling interests	5.0	9.5	10.7

Comprehensive income (loss) attributable to Brink’s	$377.9	197.3	(5.0)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2022, 2021 and 2020

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2019	50.1	$50.1	663.3	457.4	(979.0)	15.8	207.6
Cumulative effect of change in accounting principle(a)	—	—	—	(1.7)	—	—	(1.7)
Net income	—	—	—	16.0	—	5.9	21.9
Other comprehensive income (loss)	—	—	—	—	(21.0)	4.8	(16.2)
Shares repurchased	(1.1)	(1.1)	(14.9)	(34.0)	—	—	(50.0)
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(30.1)	—	—	(30.1)
Noncontrolling interests	—	—	—	—	—	(16.8)	(16.8)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	31.3	—	—	—	31.3
Other share-based benefit transactions	0.5	0.5	(7.9)	(0.1)	—	—	(7.5)
Acquisitions with noncontrolling interests	—	—	—	—	—	64.0	64.0
Balance as of December 31, 2020	49.5	49.5	671.8	407.5	(1,000.0)	73.7	202.5
Cumulative effect of change in accounting principle(b)	—	—	—	0.5	—	—	0.5
Net income	—	—	—	105.2	—	12.1	117.3
Other comprehensive income (loss)	—	—	—	—	92.1	(2.6)	89.5
Shares repurchased	(2.4)	(2.4)	(34.6)	(163.0)	—	—	(200.0)
Dividends to:
Brink’s common shareholders ($0.75 per share)	—	—	—	(37.2)	—	—	(37.2)
Noncontrolling interests	—	—	—	—	—	(5.1)	(5.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	33.1	—	—	—	33.1
Consideration from exercise of stock options	—	—	2.3	—	—	—	2.3
Other share-based benefit transactions	0.3	0.3	(2.0)	(0.1)	—	—	(1.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	51.4	51.4
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2021	47.4	47.4	670.6	312.9	(907.9)	129.6	252.6
Net income	—	—	—	170.6	—	11.3	181.9
Other comprehensive income (loss)	—	—	—	—	207.3	(6.3)	201.0
Shares repurchased	(1.5)	(1.5)	(22.1)	(28.6)	—	—	(52.2)
Dividends to:
Brink’s common shareholders ($0.80 per share)	—	—	—	(37.6)	—	—	(37.6)
Noncontrolling interests	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	48.6	—	—	—	48.6
Other share-based benefit transactions	0.4	0.4	(9.7)	(0.1)		—	(9.4)
Acquisitions of noncontrolling interests(c)	—	—	(3.3)	—	0.1	(4.6)	(7.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	0.1	0.1
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2022	46.3	$46.3	684.1	417.2	(700.5)	123.1	570.2

(a)Effective January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We recognized a cumulative effect adjustment to January 1, 2020 retained earnings as a result of adopting this standard. See Note 1 for further details.
(b)Effective January 1, 2021, we adopted the provisions of ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. We recognized a cumulative effect adjustment to January 1, 2021 retained earnings as a result of adopting this standard. See Note 1 for further details.
(c)This amount represents the impact of transactions in which we acquired or disposed of noncontrolling ownership interests in certain companies where we had an existing controlling interest prior to and after the related acquisition or disposal transactions.

* Accumulated other comprehensive income (loss)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$181.9	117.3	21.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	2.9	(2.1)	0.8
Depreciation and amortization	245.8	239.5	206.8
Share-based compensation expense	48.6	33.1	31.3
Deferred income taxes	(62.3)	14.6	(28.2)
(Gain) loss on sale of property, equipment and marketable securities	0.7	(17.7)	(11.6)
Gain on business dispositions	—	—	(4.1)
Impairment losses	9.0	9.5	11.6
Retirement benefit funding (more) less than expense:
Pension	(3.7)	12.4	9.5
Other than pension	7.9	14.2	14.3
Remeasurement losses due to Argentina currency devaluation	37.6	9.0	7.7
Other operating	23.6	(5.8)	15.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(180.9)	(21.2)	45.1
Accounts payable, income taxes payable and accrued liabilities	139.2	45.1	(114.5)
Restricted cash held for customers	50.0	60.2	116.3
Customer obligations	50.0	15.7	(6.5)
Prepaid and other current assets	(56.7)	(16.8)	(24.5)
Other	(13.7)	(29.0)	26.2
Net cash provided by operating activities	479.9	478.0	317.7

Cash flows from investing activities:
Capital expenditures	(182.6)	(167.9)	(118.5)
Acquisitions, net of cash acquired	(173.9)	(313.2)	(439.7)
Dispositions, net of cash disposed	—	—	(2.6)
Marketable securities:
Purchases	(30.3)	(15.6)	(2.9)
Sales	11.7	35.1	2.0
Cash proceeds from sale of property, equipment and investments	5.7	7.7	5.3
Cash proceeds from settlement of cross currency swap	64.3	—	—
Net change in loans held for investment	(25.9)	—	—
Other	(0.2)	(0.8)	(9.0)
Net cash used by investing activities	(331.2)	(454.7)	(565.4)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	37.7	(4.3)	(3.9)
Cash supply chain customer debt	—	—	(10.5)
Long-term revolving credit facilities:
Borrowings	7,058.7	3,385.5	897.8
Repayments	(6,832.7)	(2,836.8)	(1,008.9)
Other long-term debt:
Borrowings	189.9	7.7	1,022.6
Repayments	(87.0)	(140.7)	(98.5)
Acquisition of noncontrolling interests	(7.8)	—	—
Cash received from acquisition related settlements	—	6.2	9.7
Cash paid for acquisition related settlements and obligations	(2.8)	(4.0)	(7.3)
Debt financing costs	(5.6)	(0.8)	(13.2)
Repurchase shares of Brink's common stock	(52.2)	(200.0)	(50.0)
Dividends to:
Shareholders of Brink’s	(37.6)	(37.2)	(30.1)
Noncontrolling interests in subsidiaries	(7.1)	(5.1)	(16.8)
Proceeds from exercise of stock options	—	2.3	—
Tax withholdings associated with share-based compensation	(12.2)	(5.5)	(10.3)
Other	3.9	4.0	3.1
Net cash provided by financing activities	245.2	171.3	683.7
Effect of exchange rate changes on cash and cash equivalents	(70.1)	(50.8)	37.9
Cash, cash equivalents and restricted cash:
Increase	323.8	143.8	473.9
Balance at beginning of period	1,086.7	942.9	469.0
Balance at end of period	$1,410.5	1,086.7	942.9
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The Brink’s Company (along with its subsidiaries, “we,” “our,” “Brink’s” or the “Company”), based in Richmond, Virginia, is a leading provider of cash and valuables management, digital retail solutions, and ATM managed services to financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Brink’s is the oldest and largest secure transportation and cash management services company in the U.S., and a market leader in many other countries.

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

Revenue Recognition
Revenue is recognized when services related to cash and valuables management, digital retail solutions, and ATM managed services are performed. We assess our customers' ability to meet contractual terms, including payment terms, before entering into contracts.  Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

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

Right-of-Use Assets
For operating leases, right-of-use assets (and related lease liabilities) are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. See Note 17 for further information.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, developed technology, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2022, finite-lived intangible assets have remaining useful lives ranging from 1 to 14 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested for impairment at least annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. We perform the test of goodwill impairment at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition.

During the fourth quarter of 2020, we implemented changes to our organization and management structure. Based on our preliminary evaluation for year-end 2020 reporting, we changed our reporting units from eight reporting units to nine reporting units. During the first quarter of 2021, we finalized our evaluation and changed from nine reporting units to four reporting units, which are equal to our operating segments:

•North America
•Latin America
•Europe
•Rest of World

We were not required to reallocate goodwill after the reporting unit change as each of the previously identified nine reporting units is completely included in one of the four new reporting units. We performed a goodwill impairment test on these reporting units as of October 1, 2022 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

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

Income Taxes
Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than tax purposes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.  We recognize tax benefits related to uncertain tax positions if we believe it is more-likely-than-not the benefit will be realized.  We review our deferred tax assets to determine if it is more-likely-than-not that they will be realized.  If we determine it is not more-likely-than-not that a deferred tax asset will be realized, we record a valuation allowance to reverse the previously recognized tax benefit. See Note 5 for further information.

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency.  Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Other than nonmonetary equity and available for sale debt securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market value of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. For nonmonetary available for sale debt securities traded in highly inflationary economies, the fair market value of these debt securities are remeasured at the current exchange rates, with changes recorded in the gains (losses) on available-for-sale securities component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings when these debt securities are sold. Revenues and expenses are translated at rates of exchange in effect during the year. See "Venezuela" and "Argentina" sections below for further information.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the year ended December 31, 2022 and 4% and 5% of our consolidated revenues for the years ended December 31, 2021 and 2020, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2020, the Argentine peso declined by approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar). For the year ended December 31, 2021, the Argentine peso declined by approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar). For the year ended December 31, 2022, the Argentine peso declined approximately 42% (from 103.1 to 178.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2022, we recognized $37.6 million in pretax remeasurement loss. In 2021 and in 2020, we recognized $9.0 million and $7.7 million pretax remeasurement losses, respectively.

At December 31, 2022, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2022, we had net monetary assets denominated in Argentine pesos of $66.2 million (including cash of $57.7 million). At December 31, 2022, we had net nonmonetary assets of $168.2 million (including $99.8 million of goodwill, $1.9 million in equity securities denominated in Argentine pesos and $27.4 million in debt securities denominated in Argentine pesos).

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

During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in 2021 or 2022.

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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2020, we incurred $0.3 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. As a result, we estimated an increase to bad debt expense of $6.6 million in 2020. In 2021, we recognized a decrease in bad debt expense of $3.7 million, primarily related to collection of these receivables. We also recognized $1.3 million of legal charges in 2021 as we attempted to collect additional insurance recoveries related to these receivable losses. In the fourth quarter of 2021, we successfully collected $18.8 million of insurance recoveries related to these internal losses. In 2022, we did not incur any charges related to the internal loss.

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

In the first quarter of 2022, we further refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the coronavirus (COVID-19) pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million in the first quarter of 2022. In the subsequent three quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections. Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded it from segment results.

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

Note 2 - Revenue from Contracts with Customers

Performance Obligations
We provide various services to meet the needs of our customers and we group these service offerings into two broad categories: Cash and Valuables Management; and Digital Retail Solutions and ATM Managed Services.

Cash and Valuables Management
Cash and valuables management services are provided to customers throughout the world. Cash-in-transit services include the secure transportation of cash, securities and other valuables between businesses, financial institutions and central banks. Basic ATM management services include cash replenishment, treasury management and first and second line maintenance. Our global services business provides secure transport of high-value commodities including diamonds, jewelry, precious metals, securities, banknotes, currency, high-tech devices, electronics and pharmaceuticals. Additional global services include pick-up, packaging, customs clearance, secure vault storage and inventory management. We also offer a variety of cash management services including money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.), check imaging and other cash management services (e.g., cashier balancing, counterfeit detection, account consolidation and electronic reporting). Our vaulting services combine cash-in-transit services, cash management services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities. In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

Digital Retail Solutions (“DRS”), and ATM Managed Services (“AMS”)
DRS and AMS are technology enabled services provided to customers throughout the world. DRS includes services that leverage Brink’s tech-enabled sales and software platforms to simplify cash acceptance, enables merchants to access their cash without visiting a bank and provide customers with enhanced analytics and visibility. DRS includes our patented Brink’s CompleteTM and CompuSafe® services. AMS provides comprehensive services beyond basic ATM services including cash forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, and installation services. These services allow financial institutions, retailers and independent ATM owners to outsource day-to-day operation of ATMs. For certain customers, we take ownership of ATM devices as part of our managed services offering.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Twelve months ended December 31, 2022

Reportable Segments:
North America	$1,207.2	376.9	1,584.1
Latin America	1,090.3	120.3	1,210.6
Europe	728.1	203.3	931.4
Rest of World	766.5	42.9	809.4
Total reportable segments	$3,792.1	743.4	4,535.5

Twelve months ended December 31, 2021

Reportable Segments:
North America	$1,122.3	284.8	1,407.1
Latin America	1,030.9	95.1	1,126.0
Europe	802.6	114.7	917.3
Rest of World	714.0	35.8	749.8
Total reportable segments	$3,669.8	530.4	4,200.2

Twelve months ended December 31, 2020

Reportable Segments:
North America	$1,077.9	183.5	1,261.4
Latin America	994.9	77.0	1,071.9
Europe	678.1	75.7	753.8
Rest of World	581.1	22.7	603.8
Total reportable segments	3,332.0	358.9	3,690.9

The majority of our revenues from contracts with customers are earned by providing services and these performance obligations are satisfied over time. Smaller amounts of revenues are earned from selling goods, such as safes, to customers where the performance obligations are satisfied at a point in time.

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($4.2 million at December 31, 2022) are included in prepaid expenses and other on the consolidated balance sheet. Amounts not expected to be billed and collected within one year ($8.4 million at December 31, 2022) are reported in other noncurrent assets on the consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2022)	$701.8	6.3	17.9
Closing (December 31, 2022)	862.2	12.6	17.0
Increase (decrease)	$160.4	6.3	(0.9)

The amount of revenue recognized in 2022 that was included in the January 1, 2022 contract liability balance was $14.7 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the twelve months ended December 31, 2022 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At December 31, 2022, the net capitalized costs to obtain contracts was included in other assets on the consolidated balance sheet. The capitalized amounts at December 31, 2022 and December 31, 2021 were $3.7 million and $2.0 million, respectively. The amortization expense in 2022 and 2021 was $1.3 million and $0.7 million, respectfully.

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

Note 3 - Segment Information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
•Corporate expenses -  includes corporate headquarters costs, regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives
•Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Brink's Argentina is consolidated using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Net charges related to a change in the methodology for estimating the allowance for doubtful accounts have been excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact of the internal loss has included estimated bad debt expense for uncollectible receivables as well as legal costs to recover losses from insurance. The charges related to the internal loss have been offset by collections of previously reserved receivables and insurance recoveries. We have also excluded from our segment results estimated charges related to an antitrust legal matter in our Brink's Chile operations. Finally, we have also excluded an estimate of our share of costs for damages and losses suffered by a ship owner that was carrying cargo for Brink's.

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

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2022	2021	2020	2022	2021	2020
Reportable Segments:
North America	$1,584.1	1,407.1	1,261.4	$159.1	148.4	91.7
Latin America	1,210.6	1,126.0	1,071.9	277.7	257.3	233.6
Europe	931.4	917.3	753.8	98.4	89.8	51.2
Rest of World	809.4	749.8	603.8	163.9	131.5	117.1
Total reportable segments	4,535.5	4,200.2	3,690.9	699.1	627.0	493.6
Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	—	(161.5)	(141.7)	(116.3)
Foreign currency transaction gains (losses)	—	—	—	10.9	2.7	(6.5)
Reconciliation of segment policies to GAAP(a)	—	—	—	1.8	(17.5)	10.5
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	—	(38.8)	(43.6)	(66.6)
Acquisitions and dispositions(c)	—	—	—	(86.6)	(71.9)	(83.1)
Argentina highly inflationary impact(d)	—	—	—	(41.7)	(11.9)	(10.7)
Change in allowance estimate(e)	—	—	—	(15.6)	—	—
Ship loss matter(f)	—	—	—	(4.9)	—	—
Chile antitrust matter(g)	—	—	—	(1.4)	(9.5)	—
Internal loss(h)	—	—	—	—	21.1	(6.9)
Reporting compliance(i)	—	—	—	—	—	(0.5)
Total	$4,535.5	4,200.2	3,690.9	$361.3	354.7	213.5

(a)This line item includes adjustments to bad debt expense and a Mexico profit sharing plan accrual reported by the segments to the estimated consolidated amounts required by U.S. GAAP.
(b)Management periodically implements restructuring actions in targeted sections of our business. In 2022, management began a restructuring plan across our global business operations to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. Due to the unique circumstances around the charges related to these actions, they have not been allocated to segment results.
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
(e)Represents impact of a change in our methodology to estimate our allowance for doubtful accounts in the first quarter of 2022. See Note 1 and Note 16 for further details.
(f)We have excluded an estimate of our share of costs for damages and losses suffered by a ship owner that was carrying cargo for Brink's.
(g)See details regarding the Chile antitrust matter at Note 23.
(h)See details regarding the impact of the Internal loss at Note 1.
(i)Costs (primarily third party expenses) related to lease accounting standard implementation. Additional information provided at page 28.

	Years Ended December 31,
(In millions)	2022	2021	2020

Capital Expenditures by Reportable Segment
North America	$41.4	40.4	27.4
Latin America	50.1	45.0	35.1
Europe	50.5	50.6	33.4
Rest of World	34.4	26.0	16.6
Total reportable segments	176.4	162.0	112.5
Corporate items	6.2	5.9	6.0
Total	$182.6	167.9	118.5

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$69.1	68.7	62.3
Latin America	49.1	46.2	44.0
Europe	39.6	41.4	32.2
Rest of World	23.6	23.2	20.0
Total reportable segments	181.4	179.5	158.5
Corporate items	8.4	9.7	9.1
Argentina highly inflationary impact	2.9	2.2	1.8
Acquisitions and dispositions	0.1	0.1	1.0
Reorganization and Restructuring	1.0	0.3	1.3
Depreciation and amortization of property and equipment	193.8	191.8	171.7

Amortization of intangible assets(a)	52.0	47.7	35.1
Total	$245.8	239.5	206.8

(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2022	2021

Assets held by Reportable Segment
North America	$1,949.9	1,674.2
Latin America	1,180.6	1,018.9
Europe	1,789.9	1,437.8
Rest of World	1,064.8	1,070.6
Total reportable segments	5,985.2	5,201.5
Corporate items	380.8	365.2
Total	$6,366.0	5,566.7

	December 31,
(In millions)	2022	2021

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
Mexico	$123.1	116.8
France	89.4	81.6
Brazil	72.5	61.8
United Kingdom	46.0	3.7
Canada	32.9	42.0
Other	270.1	262.1
Subtotal	634.0	568.0
U.S.	301.3	297.6
Total	$935.3	865.6

(a)Long-lived assets include only property and equipment, net.

	Years Ended December 31,
(In millions)	2022	2021	2020

Revenues by Geographic Area(a)
Outside the U.S.:
Mexico	$452.6	416.1	366.3
France	370.1	373.8	336.7
Brazil	329.9	303.9	315.0
Argentina	203.9	177.5	171.2
Canada	124.5	138.3	129.8
Netherlands	124.3	129.3	97.9
Other	1,470.6	1,392.6	1,142.4
Subtotal	3,075.9	2,931.5	2,559.3
U.S.	1,459.6	1,268.7	1,131.6
Total	$4,535.5	4,200.2	3,690.9

(a)Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2022	2021

Net assets outside the U.S.
Argentina	$234.5	216.4
Brazil	231.7	218.1
Mexico	206.1	131.6
France	196.7	195.6
Netherlands	151.8	136.8
Other non-U.S. markets	1,207.8	1,184.9
Total	$2,228.6	2,083.4

Note 4 - Retirement Benefits

Defined-benefit Pension Plans

Summary
We have various defined-benefit pension plans covering eligible current and former employees. Benefits under most plans are based on salary and years of service. There are limits to the amount of benefits which can be paid to participants from a U.S. qualified pension plan. We maintain a nonqualified U.S. plan to pay benefits for those eligible current and former employees in the U.S. whose benefits exceed the regulatory limits Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005.

Components of Net Periodic Pension Cost (Credit)

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020

Service cost	$—	—	—	$8.1	9.1	9.7	$8.1	9.1	9.7
Interest cost on projected benefit obligation	22.9	21.1	26.7	13.1	12.1	11.6	36.0	33.2	38.3
Return on assets – expected	(48.7)	(47.4)	(46.2)	(12.7)	(12.4)	(12.1)	(61.4)	(59.8)	(58.3)
Amortization of losses	24.2	34.0	28.6	2.0	6.6	5.1	26.2	40.6	33.7
Curtailment gain	—	—	—	(0.5)	(0.8)	(1.5)	(0.5)	(0.8)	(1.5)
Settlement loss(a)	—	—	—	3.2	3.3	2.4	3.2	3.3	2.4
Net periodic pension cost (credit)	$(1.6)	7.7	9.1	$13.2	17.9	15.2	$11.6	25.6	24.3

(a)Settlement losses outside the U.S. in 2022 and 2021 relate primarily to lump-sum payouts in Canada as well as terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan. Settlement losses outside the U.S. in 2020 relate primarily to terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan.

The components of net periodic pension cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2022	2021	2022	2021	2022	2021

Benefit obligation at beginning of year	$839.5	908.0	492.2	519.8	1,331.7	1,427.8
Service cost	—	—	8.1	9.1	8.1	9.1
Interest cost	22.9	21.1	13.1	12.1	36.0	33.2
Participant contributions	—	—	0.3	0.4	0.3	0.4
Plan amendments	—	—	0.1	(0.7)	0.1	(0.7)
Plan combinations	—	—	0.9	7.6	0.9	7.6
Acquisitions	—	—	—	5.9	—	5.9
Curtailments	—	—	(0.4)	(1.1)	(0.4)	(1.1)
Settlements	—	—	(10.8)	(14.0)	(10.8)	(14.0)
Benefits paid	(45.0)	(46.9)	(16.1)	(13.8)	(61.1)	(60.7)
Actuarial gains	(190.2)	(42.7)	(127.3)	(16.9)	(317.5)	(59.6)
Foreign currency exchange effects	—	—	(25.4)	(16.2)	(25.4)	(16.2)
Benefit obligation at end of year	$627.2	839.5	334.7	492.2	961.9	1,331.7

Fair value of plan assets at beginning of year	$764.8	747.1	360.3	355.8	1,125.1	1,102.9
Return on assets – actual	(124.1)	63.9	(81.1)	22.8	(205.2)	86.7
Participant contributions	—	—	0.3	0.4	0.3	0.4
Plan combinations	—	—	0.9	5.0	0.9	5.0
Employer contributions	0.6	0.7	14.7	12.5	15.3	13.2
Settlements	—	—	(10.8)	(14.0)	(10.8)	(14.0)
Benefits paid	(45.0)	(46.9)	(16.1)	(13.8)	(61.1)	(60.7)
Foreign currency exchange effects	—	—	(22.7)	(8.4)	(22.7)	(8.4)
Fair value of plan assets at end of year	$596.3	764.8	245.5	360.3	841.8	1,125.1

Funded status	$(30.9)	(74.7)	(89.2)	(131.9)	(120.1)	(206.6)

Included in:
Noncurrent asset	$—	—	17.7	18.4	17.7	18.4
Current liability, included in accrued liabilities	0.7	0.6	6.1	5.1	6.8	5.7
Noncurrent liability	30.2	74.1	100.8	145.2	131.0	219.3
Net pension liability	$30.9	74.7	89.2	131.9	120.1	206.6

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2022	2021	2022	2021	2022	2021

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(228.3)	(321.5)	(61.3)	(82.4)	(289.6)	(403.9)
Net actuarial gains arising during the year	17.4	59.2	33.5	10.5	50.9	69.7
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	24.2	34.0	5.2	9.9	29.4	43.9
Foreign currency exchange effects	—	—	3.7	0.7	3.7	0.7
End of year	$(186.7)	(228.3)	(18.9)	(61.3)	(205.6)	(289.6)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	0.1	(0.6)	0.1	(0.6)
Prior service credit (cost) from plan amendments during the year	—	—	(0.1)	0.7	(0.1)	0.7
Foreign currency exchange effects	—	—	(0.1)	—	(0.1)	—
End of year	$—	—	(0.1)	0.1	(0.1)	0.1

U.S. Plans
The net actuarial gains of $17.4 million in 2022 and gains of $59.2 million in 2021 were mainly driven by changes in the primary U.S. pension plan. The 2022 net actuarial gains arose primarily from a higher discount rate at the end of the year ($193 million), which was largely offset by lower actual return on assets than expected ($173 million). The 2021 net actuarial gains arose from a higher discount rate at the end of the year ($41 million) and higher actual return on assets than expected ($17 million).

Non-U.S. Plans
The net actuarial gains of $33.5 million in 2022 were primarily due to higher discount rates at the end of the year ($133 million), largely offset by actual return on assets being lower than expected ($94 million). The net actuarial gains of $10.5 million in 2021 were primarily due to actual return on assets being higher than expected ($10 million).

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2022 and 2021 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $627.2 million in 2022 and $839.5 million in 2021.  The total ABO for our Non-U.S. pension plans was $304.2 million in 2022 and $448.2 million in 2021.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2022	2021	2022	2021	2022	2021

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$596.3	764.8	84.9	125.9	681.2	890.7
Accumulated benefit obligation	627.2	839.5	171.0	249.8	798.2	1,089.3
Projected benefit obligation	627.2	839.5	191.1	276.2	818.3	1,115.7

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020

Discount rate:
Pension cost	2.8%	2.4%	3.3%	2.8%	2.3%	3.2%
Benefit obligation at year end	5.4%	2.8%	2.4%	5.4%	2.8%	2.3%

Expected return on assets – pension cost	7.00%	7.00%	7.00%	3.76%	3.55%	3.28%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	1.6%	1.9%	2.6%
Benefit obligation at year end	N/A	N/A	N/A	1.9%	1.6%	1.9%

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

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2023. We expect to contribute $8.1 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2023.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2022, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2023	$48.8	18.8	67.6
2024	48.7	18.1	66.8
2025	48.6	18.8	67.4
2026	48.5	20.6	69.1
2027	48.2	21.6	69.8
2028 through 2032	231.7	136.7	368.4

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020

Service cost	$—	—	—	$0.1	0.1	0.1	$0.1	0.1	0.1
Interest cost on APBO	10.3	9.8	12.7	3.7	3.2	3.8	14.0	13.0	16.5
Return on assets – expected	(13.2)	(12.3)	(13.0)	—	—	—	(13.2)	(12.3)	(13.0)
Amortization of losses	10.0	17.5	16.5	7.3	9.0	8.3	17.3	26.5	24.8
Amortization of prior service credit	(4.6)	(4.7)	(4.7)	(0.3)	(0.3)	(0.3)	(4.9)	(5.0)	(5.0)
Net periodic postretirement cost	$2.5	10.3	11.5	$10.8	12.0	11.9	$13.3	22.3	23.4

The components of net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2022	2021	2022	2021	2022	2021

APBO at beginning of year	$397.4	440.1	113.0	117.9	510.4	558.0
Service cost	—	—	0.1	0.1	0.1	0.1
Interest cost	10.3	9.8	3.7	3.2	14.0	13.0
Plan amendments	(66.7)	—	—	—	(66.7)	—
Benefits paid	(20.3)	(22.9)	(9.0)	(8.1)	(29.3)	(31.0)
Actuarial (gains) losses, net	(86.8)	(29.6)	(18.9)	0.6	(105.7)	(29.0)
Foreign currency exchange effects	—	—	0.3	(0.7)	0.3	(0.7)
APBO at end of year	$233.9	397.4	89.2	113.0	323.1	510.4

Fair value of plan assets at beginning of year	$178.0	168.0	—	—	178.0	168.0
Return on assets – actual	(15.1)	32.9	—	—	(15.1)	32.9
Employer contributions	—	—	9.0	8.1	9.0	8.1
Net transfers from plan assets	(3.6)	—	—	—	(3.6)	—
Benefits paid	(20.3)	(22.9)	(9.0)	(8.1)	(29.3)	(31.0)
Fair value of plan assets at end of year	$139.0	178.0	—	—	139.0	178.0

Funded status	$(94.9)	(219.4)	(89.2)	(113.0)	(184.1)	(332.4)

Included in:
Current, included in accrued liabilities	$—	—	9.6	10.2	9.6	10.2
Noncurrent	94.9	219.4	79.6	102.8	174.5	322.2
Retirement benefits other than pension liability	$94.9	219.4	89.2	113.0	184.1	332.4

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2022	2021	2022	2021	2022	2021

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(162.4)	(230.1)	(71.6)	(80.3)	(234.0)	(310.4)
Net actuarial gains (losses) arising during the year	58.5	50.2	18.9	(0.6)	77.4	49.6
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	10.0	17.5	7.3	9.0	17.3	26.5
Foreign currency exchange effects	—	—	(0.1)	0.3	(0.1)	0.3
End of year	$(93.9)	(162.4)	(45.5)	(71.6)	(139.4)	(234.0)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$18.6	23.3	0.6	0.9	19.2	24.2
Prior service credit from plan amendments during the year	66.7	—	—	—	66.7	—
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(4.6)	(4.7)	(0.3)	(0.3)	(4.9)	(5.0)
Foreign currency exchange effects	—	—	—	—	—	—
End of year	$80.7	18.6	0.3	0.6	81.0	19.2

UMWA Plans
The net actuarial gains of $58.5 million in 2022 arose primarily due to a higher discount rate at the end of the year ($78 million) and favorable medical claims experience ($12 million). This was partially offset by lower actual return on assets than expected ($28 million) and updates to the UMWA census data ($12 million). We recognized a prior service credit in 2022 associated with UMWA obligations due to a plan amendment that changed the medical plan to a group Medicare Advantage plan ($67 million), which reduced future expected net per capita claims costs. The net actuarial gains of $50.2 million in 2021 arose primarily due to a higher discount rate at the end of the year ($23 million), higher actual return on assets than expected ($21 million) and favorable medical claims experience ($9 million).

Black Lung and Other Plans
We recognized net actuarial gains of $18.9 million in 2022. This was primarily due to a higher discount rate compared to the prior period ($18 million). We recognized net actuarial losses of $0.6 million in 2021. This was primarily due to updates to the black lung census data ($10 million), largely offset by a higher discount rate compared to the prior period ($4 million), and favorable medical claims experience ($4 million).

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 86 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2022	2021	2020

Weighted-average discount rate:
Postretirement cost:
UMWA plans	2.8%	2.3%	3.2%
Black lung	2.7%	2.2%	3.1%
Weighted-average	2.9%	2.4%	3.3%
Benefit obligation at year end:
UMWA plans	5.4%	2.8%	2.3%
Black lung	5.4%	2.7%	2.2%
Weighted-average	5.6%	2.9%	2.4%
Expected return on assets	8.00%	8.00%	8.00%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2022 APBO is 7.0% for 2023, declining to 5.0% in 2031 and thereafter (in 2021: 5.8% for 2022 declining to 5.0% in 2030 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2022 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2022 APBO is 7.0% for 2023, declining to 5.0% in 2031.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2022 APBO is 4.8%.

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

In 2022, we amended our UWMA plans by transferring the majority of our retirees from a self-insured medical plan to a fully insured group Medicare Advantage plan starting in 2023. As a result, we updated our claims assumption for the plan amendment as of December 31, 2022, which reduced our obligation by $66.7 million and was recognized as a prior service credit as of December 31, 2022.

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2022, we expect the Company to contribute $9.6 million in cash to the plans to pay 2023 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2023 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2033 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2022, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2023	$20.0	9.6	29.6
2024	19.9	9.0	28.9
2025	19.8	8.4	28.2
2026	19.6	7.8	27.4
2027	19.5	7.3	26.8
2028 through 2032	92.8	30.7	123.5

Retirement Plan Assets
U.S. Plans

		December 31, 2022			December 31, 2021
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$3.8	—	—	3.9	—	—
Equity securities:
U.S. large-cap(a)	1	90.2	15	16	150.4	20	20
U.S. small/mid-cap(a)	1	27.9	5	5	52.4	7	7
International(a)	1	99.2	17	17	162.5	21	22
Emerging markets(b)	1	11.5	2	2	29.0	4	4
Dynamic asset allocation(c)	1	28.1	5	5	52.5	7	7
Fixed-income securities:
Long duration - mutual fund(d)	1	189.4	44	45	186.7	29	30
Long duration - Treasury strips(d)	2	74.9			38.3
Other types of investments:
Core property(g) (l)		36.2	6	5	43.7	6	5
Structured credit(h) (l)		35.1	6	5	45.4	6	5
Total		$596.3	100	100	764.8	100	100

UMWA Plans
Cash, cash equivalents and receivables		$0.2	—	—	—	—	—
Equity securities:
U.S. large-cap(a)	1	25.6	18	22	32.8	18	19
U.S. small/mid-cap(a)	1	10.0	7	10	13.8	8	8
International(a)	1	28.2	20	24	40.4	23	24
Emerging markets(b)	1	4.9	4	4	6.7	4	4
Dynamic asset allocation(c)	1	8.5	6	7	12.1	7	7
Fixed-income securities:
High yield(e)	1	2.4	2	2	3.5	2	2
Emerging markets(f)	1	5.0	4	4	6.7	4	4
Multi asset real return(i)	1	6.1	4	5	8.6	5	5
Other types of investments:
Core property(g) (l)		20.6	15	10	16.6	9	10
Structured credit(h) (l)		12.8	9	5	13.1	7	5
Global private equity(j) (l)		11.9	9	7	13.9	8	7
Energy debt(k) (l)		2.8	2	—	9.8	5	5
Total		$139.0	100	100	178.0	100	100
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

In 2018, the UMWA plans re-locked their energy debt investment for another three years, which expired in 2022. We did not re-lock the energy debt investment as the fund will be liquidated in 2023.

The global private equity investment cannot be redeemed due to the nature of the underlying investments. As the global private equity investment matures and becomes fully invested, liquidating distributions will be provided back to investors.  We expect to receive liquidating distributions over the stated life of the underlying investments.  We have $4 million in unfunded commitments related to the global private equity investment.

Most of the investments of our U.S. retirement plans can be redeemed daily. The structured credit investments can be redeemed quarterly with 65 days’ notice. The core property fund investment can be redeemed quarterly with 95 days’ notice.

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2022			December 31, 2021
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.7	—	—	0.8	—	—
Equity securities:
U.S. equity funds(a)	9.6			22.8
Canadian equity funds(a)	3.6			9.6
European equity funds(a)	1.4			4.5
Other global equity funds(a)	15.4			38.5
Total equity securities	30.0	12	13	75.4	21	18
Fixed-income securities:
Canadian fixed-income securities(b)	42.0			71.5
European fixed-income funds(c)	11.0			9.8
High-yield(d)	0.7			2.0
Emerging markets(e)	0.7			2.1
Long-duration(f)	59.5			63.9
Total fixed-income securities	113.9	47	47	149.3	42	44
Other types of investments:
Guaranteed contract value(g)	75.8	31	33	109.7	30	32
Property funds(h)	9.6	10	7	9.4	7	6
Global infrastructure fund(i)	6.8			9.7
Other	8.7			6.0
Total other types of investments	100.9			134.8
Total	$245.5	100	100	360.3	100	100

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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2022	December 31, 2021

Quoted prices in active markets for identical assets (Level 1)	$88.2	119.0
Significant other observable inputs (Level 2)	45.3	75.7
Guaranteed contract value (Level 3)(a)	75.8	109.7
Other insurance contract value (Level 3)(b)	2.7	3.0
Net asset value per share practical expedient(c)	33.5	52.9
Total fair value	$245.5	360.3

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

(In millions)
Years Ended December 31,	2022	2021	2020

U.S. 401(K)	$7.6	6.5	2.0
Other plans	11.5	12.6	9.9
Total	$19.1	19.1	11.9

Note 5 - Income Taxes

	Years Ended December 31,
(In millions)	2022	2021	2020

Income (loss) from continuing operations before income taxes
U.S.	$(44.3)	(1.8)	(72.9)
Foreign	270.5	237.3	152.2
Income from continuing operations before income taxes	$226.2	235.5	79.3

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$2.8	0.5	(0.8)
State	1.6	0.9	(0.6)
Foreign	99.3	104.3	86.2
Current tax expense	103.7	105.7	84.8

Deferred tax expense (benefit)
U.S. federal	(59.3)	6.0	(7.9)
State	(0.1)	2.9	(1.6)
Foreign	(2.9)	5.7	(18.7)
Deferred tax expense (benefit)	(62.3)	14.6	(28.2)
Provision for income taxes of continuing operations	$41.4	120.3	56.6

	Years Ended December 31,
(In millions)	2022	2021	2020

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$41.4	120.3	56.6
Discontinued operations	(0.9)	0.6	(0.2)
Other comprehensive income (loss)	55.9	55.3	(12.4)
Equity	—	—	(0.6)
Comprehensive provision for income taxes	$96.4	176.2	43.4

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2022, 2021 and 2020.

	Years Ended December 31,
(In percentages)	2022	2021	2020

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.5	7.6	12.9
Taxes on cross border income, net of credits	6.9	4.6	11.0
Adjustments to valuation allowances	(21.1)	6.7	6.6
Foreign income taxes	(0.7)	6.1	10.6
French business tax	0.8	0.7	3.7
State income taxes, net	0.7	0.9	(1.6)
Share-based compensation	1.3	0.2	(3.1)
Acquisition costs	—	0.5	6.0
Other	1.9	2.8	4.3
Actual income tax rate on continuing operations	18.3%	51.1%	71.4%

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2022	2021

Deferred tax assets
Pension liabilities	$33.5	53.1
Retirement benefits other than pensions	23.8	54.6
Lease liabilities	80.9	85.4
Workers’ compensation and other claims	27.5	35.5
Property and equipment, net	54.1	35.7
Other assets and liabilities	113.3	88.2
Net operating loss carryforwards	53.4	72.8
Interest limitations and other tax carryforwards(a)	20.6	6.0
Foreign tax and other tax credits(b)	57.4	82.8
Subtotal	464.5	514.1
Valuation allowances	(77.3)	(141.5)
Total deferred tax assets	387.2	372.6

Deferred tax liabilities
Right-of-use assets, net	76.8	76.9
Goodwill and other intangibles	100.3	76.7
Other assets and miscellaneous	31.7	28.8
Deferred tax liabilities	208.8	182.4
Net deferred tax asset	$178.4	190.2

Included in:
Noncurrent assets	$246.2	239.4
Noncurrent liabilities	(67.8)	(49.2)
Net deferred tax asset	$178.4	190.2

(a)U.S. interest limitation carryforward of $10.8 million has an unlimited carryforward and is not subject to a valuation allowance. In addition, foreign interest limitation and other tax carryforwards of $9.8 million have an unlimited carryforward and are subject to a full valuation allowance.
(b)U.S. foreign tax credits of $54.0 million expire in various years between 2023 and 2031 and other remaining credits of $3.4 million have various expiration periods. The U.S. foreign tax credits and other credits have a valuation allowance of $10.3 million.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2022.

	Years Ended December 31,
(In millions)	2022	2021	2020

Valuation allowances:
Beginning of year	$141.5	128.1	118.3
Expiring tax credits	(0.2)	(0.7)	(0.4)
Acquisitions and dispositions	—	(0.8)	4.9
Changes in judgment about deferred tax assets(a)	(46.1)	8.8	(2.4)
Other changes in deferred tax assets, charged to:
Income from continuing operations	(1.4)	7.4	8.1
Other comprehensive income (loss)	(13.9)	(0.2)	(0.3)
Foreign currency exchange effects	(2.6)	(1.1)	(0.1)
End of year	$77.3	141.5	128.1

(a)Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations. The 2022 change in judgment includes the impact of the U.S. final foreign tax credit regulations. We determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration..

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2022, was $385.3 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2022, was $53.4 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2023-2027	$—	—	1.8	1.8
2028-2032	—	0.5	1.1	1.6
2033 and thereafter	—	9.7	4.2	13.9
Unlimited	4.2	1.7	30.2	36.1
	$4.2	11.9	37.3	53.4

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020

Uncertain tax positions:
Beginning of year	$28.9	14.0	12.0
Increases related to prior-year tax positions	1.2	3.0	—
Decreases related to prior-year tax positions	(2.9)	(0.4)	(0.2)
Increases related to current-year tax positions	2.3	5.2	2.3
Increases related to acquisitions	0.3	11.8	4.1
Settlements	(2.4)	(2.5)	(2.1)
Effect of the expiration of statutes of limitation	(1.9)	(1.6)	(1.4)
Foreign currency exchange effects	(2.0)	(0.6)	(0.7)
End of year	$23.5	28.9	14.0

Included in the balance of unrecognized tax benefits at December 31, 2022, are potential benefits of approximately $19.8 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. We reverse interest and penalty accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  The impact of interest and penalties on the 2022, 2021 and 2020 tax provisions was not significant. We had accrued interest and penalties of $5.8 million at December 31, 2022, and $7.6 million at December 31, 2021.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. As of December 31, 2022, we are subject to U.S. Federal income tax examination by tax authorities for the taxable year ending December 31, 2019, but with few exceptions, we are no longer subject to any state and local, or non-U.S. income tax examinations by tax authorities for years before 2019. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $3.8 million of currently remaining unrecognized tax positions may be recognized by the end of 2023.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2022	2021

Land	$49.9	50.4
Buildings	226.2	224.6
Leasehold improvements	271.7	271.4
Vehicles	755.2	712.7
Capitalized software(a)	237.0	233.2
DRS devices leased to customers	190.3	170.7
Other machinery and equipment	666.4	624.3
	2,396.7	2,287.3
Accumulated depreciation and amortization	(1,461.4)	(1,421.7)
Property and equipment, net	$935.3	865.6

(a)Amortization of capitalized software costs included in continuing operations was $16.1 million in 2022, $14.5 million in 2021 and $14.7 million in 2020.

Note 7 - Acquisitions and Dispositions

In 2022, we acquired United Kingdom-based business operations that manage ATMs and we acquired net assets from an ATM and cash management solutions company in the U.S., which we have accounted for as a business combination. See details of the 2022 acquisitions below. In 2021, we completed the acquisition of operations from G4S plc (“G4S”) and acquired PAI Midco, Inc. In 2020, we acquired multiple business operations from G4S at different times during the year. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

NoteMachine Limited Acquisition
On October 3, 2022, we acquired 100% of the capital stock of NoteMachine Limited and Testlink Services Limited. At the acquisition date, these two entities directly owned 100% of the ownership interests in three additional entities (collectively, the five entities are referred to as "NoteMachine"). We acquired the NoteMachine businesses for approximately $194 million. NoteMachine is based in the United Kingdom and manages a portfolio of ATMs. NoteMachine generated approximately $150 million in revenues in the twelve month period prior to the acquisition.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price in areas such as intangible assets, property and equipment, deferred tax assets and liabilities and goodwill. As a result, the allocation of the provisional purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2022	$178.9
Contingent consideration	14.8
Fair value of purchase consideration	$193.7

Fair value of net assets acquired

Cash	$6.8
Restricted cash	15.3
Accounts receivable	38.1
Other current assets	14.5
Property and equipment, net	39.9
Intangible assets(a)	84.2
Goodwill(b)	62.7
Other noncurrent assets	5.1
Current liabilities	(50.2)
Other noncurrent liabilities	(22.7)
Fair value of net assets acquired	$193.7

(a)Intangible assets are composed of customer relationships ($47 million fair value and 13 year amortization period), developed technology ($27 million fair value and 12 year amortization period) and a trade name ($10 million fair value and 5 year amortization period).
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating NoteMachine's operations with our existing Brink's operations. Goodwill of $61 million has been assigned to the Europe reporting unit and goodwill of $2 million has been assigned to the North America reporting unit. We do not expect goodwill in these reporting units to be deductible for tax purposes.

Touchpoint 21 Acquisition
In January 2022, we acquired net assets from Touchpoint 21 LLC, an ATM and cash management solutions company operating in Texas and Oklahoma. We have determined that this acquisition represents a business combination and we have recorded acquired assets and liabilities at estimated fair value. The purchase consideration is approximately $15 million.

PAI, Midco Inc. Acquisition
On April 1, 2021, we acquired 100% of the capital stock of PAI Midco, Inc., which directly or indirectly owns 100% of the ownership interests in four additional entities (collectively, "PAI"), for approximately $216 million. PAI was the largest privately-held provider of ATM services in the U.S. and generated approximately $94 million in revenues in 2020.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting for PAI in the first quarter of 2022. There were no material changes in 2022 to the amounts previously disclosed.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2022	$215.5
Fair value of purchase consideration	$215.5

Fair value of net assets acquired

Cash	$12.3
Accounts receivable	7.3
Other current assets	5.5
Property and equipment, net	14.6
Intangible assets(a)	95.0
Goodwill(b)	126.1
Other noncurrent assets	4.5
Current liabilities	(41.2)
Other noncurrent liabilities	(8.6)
Fair value of net assets acquired	$215.5

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

G4S Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. In the first quarter of 2021, we acquired operations in Macau, Luxembourg and Kuwait, which completed the remaining planned G4S transactions. For the majority of the acquisitions in 2020 and the first quarter of 2021, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions is $826 million. We also paid G4S approximately $114 million for net intercompany receivables from the acquired subsidiaries. The indemnification assets are primarily related to pre-acquisition income tax contingencies for which the seller has indemnified Brink's against loss. The G4S businesses acquired generated approximately $800 million in revenues in 2019.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $22 million that remains potentially payable as of December 31, 2022 as we believe it is unlikely that the contingent consideration payments will be reduced.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in 2021 for the businesses we acquired in 2020. For the remaining businesses acquired from G4S in 2021, we finalized our purchase accounting in the first quarter of 2022. There were no material changes in 2022 to the amounts previously disclosed.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2022	$816.9
Contingent consideration	22.0
Liabilities assumed from seller	2.9
Indemnification assets	(15.9)
Fair value of purchase consideration	$825.9

Fair value of net assets acquired
Cash	$244.4
Restricted cash	30.1
Accounts receivable	145.8
Other current assets	30.8
Property and equipment, net	123.8
Right-of-use assets, net	77.5
Intangible assets(a)	207.0
Goodwill(b)	534.1
Other noncurrent assets	16.2
Current liabilities	(296.3)
Lease liabilities	(68.1)
Other noncurrent liabilities	(103.9)
Fair value of net assets acquired	$941.4
Less: Fair value of noncontrolling interest	(115.5)
Fair value of purchase consideration	$825.9
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

Actual and Pro Forma (unaudited) disclosures

The pro forma consolidated results of Brink’s presented below are unaudited and reflect a hypothetical ownership on January 1, 2020 of the businesses we acquired during 2021 and a hypothetical ownership on January 1, 2021 for the businesses we acquired in 2022.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2022 and 2021 results for businesses acquired in the same year from the date of acquisition

Twelve months ended December 31, 2022
NoteMachine	$35.2	2.1
Total	$35.2	2.1

Twelve months ended December 31, 2021
PAI	98.8	6.9
Total	$98.8	6.9

(In millions)	Revenue	Net income attributable to Brink's

Pro forma results of Brink's for the twelve months ended December 31,
2022
Brink's as reported	$4,535.5	170.6
NoteMachine(a)	109.2	9.9
Total	$4,644.7	180.5

2021
Brink's as reported	$4,200.2	105.2
NoteMachine(a)	150.8	7.2
PAI(a)	31.4	2.5
Total	$4,382.4	114.9

(a)Represents amounts prior to acquisition by Brink's.

Argentina Union Payments

In the third quarter of 2017, we acquired 100% of the shares of Maco Transportadora de Caudales S.A. ("Maco Transportadora") and Maco Litoral, S.A. ("Maco Litoral" and, together with Maco Transportadora, "Maco"). Maco Transportadora is a Cash-in-transit ("CIT") and money processing business and Maco Litoral provides CIT and ATM services. Both businesses operate in Argentina.

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

Brink's Argentina management has finalized negotiations with the Maco Transportadora and Maco Litoral unions and has agreed to pay amounts to the union members. In 2022, we recognized a $12.5 million charge in connection with these negotiations. Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded it from segment results.

Acquisition costs

We have incurred $5.6 million in transaction costs related to business acquisitions in 2022 ($6.5 million in 2021 and $19.3 million in 2020). These costs are classified in the consolidated statements of operations as selling, general and administrative expenses.

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

Note 8 - Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$474.9	3.1	(0.5)	477.5
Latin America	214.1	2.7	3.5	220.3
Europe	302.5	61.3	(12.7)	351.1
Rest of World	420.2	(0.1)	(18.1)	402.0
Total Goodwill	$1,411.7	67.0	(27.8)	1,450.9

(a)Includes adjustments related to the finalization of valuations in prior year acquisitions ($0.8 million decrease in North America and $0.1 million decrease in Rest of World ).

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

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2022			December 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	$639.2	(187.6)	451.6	$581.9	(145.7)	436.2	10.1
Indefinite-lived trade names	7.9	—	7.9	7.6	—	7.6	—
Finite-lived trade names	38.9	(16.3)	22.6	28.6	(12.2)	16.4	5
Developed technology	60.7	(7.4)	53.3	34.7	(3.9)	30.8	10.7
Other	4.2	(4.1)	0.1	4.4	(4.2)	0.2	2
Total	$750.9	(215.4)	535.5	$657.2	(166.0)	491.2

Total amortization expense for our finite-lived intangible assets was $52.0 million in 2022 and $47.7 million in 2021.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2022, for the next five years is as follows:

(In millions)	2023	2024	2025	2026	2027

Amortization expense	$56.0	55.7	55.1	52.8	49.8

Note 9 - Prepaid Expenses and Other

	December 31,
(In millions)	2022	2021

Prepaid expenses	$169.5	134.4
Derivative instruments	41.0	15.2
Income tax receivable	26.3	18.4
Other	87.9	43.0
Prepaid expenses and other	$324.7	211.0

Note 10 - Other Assets

	December 31,
(In millions)	2022	2021

Sale-type lease receivables	$66.3	42.6
Marketable securities	39.3	24.1
Loans held for investment (see Note 20)	38.6	12.0
Deposits	27.4	32.6
Prepaid pension assets	17.7	18.4
Indemnification assets	16.3	22.1
Derivative instruments	11.1	43.0
Other	69.5	65.4
Other assets	$286.2	260.2

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2022

Amounts attributable to Brink's:
Benefit plan adjustments	$197.3	(45.4)	41.5	(10.1)	183.3
Foreign currency translation adjustments(b)	(6.5)	2.7	(5.8)	1.4	(8.2)
Unrealized gains (losses) on available-for-sale securities	(1.2)	0.5	0.3	(0.1)	(0.5)
Gains (losses) on cash flow hedges	25.2	(0.8)	12.4	(4.1)	32.7
	214.8	(43.0)	48.4	(12.9)	207.3

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.4	—	—	—	0.4
Foreign currency translation adjustments	(6.7)	—	—	—	(6.7)
	(6.3)	—	—	—	(6.3)

Total
Benefit plan adjustments(a)	197.7	(45.4)	41.5	(10.1)	183.7
Foreign currency translation adjustments(b)	(13.2)	2.7	(5.8)	1.4	(14.9)
Unrealized gains (losses) on available-for-sale securities(c)	(1.2)	0.5	0.3	(0.1)	(0.5)
Gains (losses) on cash flow hedges(d)	25.2	(0.8)	12.4	(4.1)	32.7
	$208.5	(43.0)	48.4	(12.9)	201.0

2021

Amounts attributable to Brink's:
Benefit plan adjustments	$120.5	(28.0)	64.6	(16.3)	140.8
Foreign currency translation adjustments	(52.6)	(6.8)	(4.1)	1.0	(62.5)
Unrealized gains (losses) on available-for-sale securities	(0.1)	—	—	—	(0.1)
Gains (losses) on cash flow hedges	8.1	(2.5)	11.0	(2.7)	13.9
	75.9	(37.3)	71.5	(18.0)	92.1

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.4)	—	—	—	(0.4)
Foreign currency translation adjustments	(2.2)	—	—	—	(2.2)
	(2.6)	—	—	—	(2.6)

Total
Benefit plan adjustments(a)	120.1	(28.0)	64.6	(16.3)	140.4
Foreign currency translation adjustments(b)	(54.8)	(6.8)	(4.1)	1.0	(64.7)
Unrealized gains (losses) on available-for-sale securities(c)	(0.1)	—	—	—	(0.1)
Gains (losses) on cash flow hedges(d)	8.1	(2.5)	11.0	(2.7)	13.9
	$73.3	(37.3)	71.5	(18.0)	89.5

See page 101 for footnote explanations.

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(98.5)	22.7	56.7	(12.7)	(31.8)
Foreign currency translation adjustments	19.6	—	—	—	19.6
Gains (losses) on cash flow hedges	1.1	(2.5)	(12.3)	4.9	(8.8)
	(77.8)	20.2	44.4	(7.8)	(21.0)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.2	—	—	—	0.2
Foreign currency translation adjustments	4.6	—	—	—	4.6
	4.8	—	—	—	4.8

Total
Benefit plan adjustments(a)	(98.3)	22.7	56.7	(12.7)	(31.6)
Foreign currency translation adjustments(b)	24.2	—	—	—	24.2
Gains (losses) on cash flow hedges(d)	1.1	(2.5)	(12.3)	4.9	(8.8)
	$(73.0)	20.2	44.4	(7.8)	(16.2)

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

	December 31,
(In millions)	2022	2021	2020

Total net periodic retirement benefit cost included in:
Cost of revenues	$6.3	7.2	7.7
Selling, general and administrative expenses	1.9	2.0	2.1
Interest and other nonoperating income (expense)	16.7	38.7	37.9

(b)2022 foreign currency translation adjustment amounts reflect primarily the devaluation of the British pound and the Chilean peso, partially offset by appreciation of the Mexican peso and the Brazilian real. 2021 foreign currency translation adjustment amounts reflect primarily the devaluation of the euro, the Chilean peso, the Brazilian real and the Mexican peso. 2020 foreign currency translation adjustment amounts reflect primarily the appreciation of the euro and various currencies related to the G4S acquisition, partially offset by the devaluation of the Brazilian real, the Mexican peso and the Colombian peso.
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
(d)Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as
•other operating income (expense) ($8.9 million loss in 2022, $0.1 million gain in 2021 and $22.1 million gain in 2020.)
•interest expense ($3.5 million of expense in 2022, $11.1 million of expense in 2021 and $9.8 million in 2020.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(583.0)	(382.8)	—	(13.2)	(979.0)
Other comprehensive income (loss) before reclassifications	(75.8)	19.6	—	(1.4)	(57.6)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	44.0	—	—	(7.4)	36.6
Other comprehensive income (loss) attributable to Brink's	(31.8)	19.6	—	(8.8)	(21.0)
Balance as of December 31, 2020	(614.8)	(363.2)	—	(22.0)	(1,000.0)
Other comprehensive income (loss) before reclassifications	92.5	(59.4)	(0.1)	5.6	38.6
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	48.3	(3.1)	—	8.3	53.5
Other comprehensive income (loss) attributable to Brink's	140.8	(62.5)	(0.1)	13.9	92.1
Balance as of December 31, 2021	(474.0)	(425.7)	(0.1)	(8.1)	(907.9)
Other comprehensive income (loss) before reclassifications	151.9	(3.8)	(0.7)	24.4	171.8
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	31.4	(4.4)	0.2	8.3	35.5
Other comprehensive income (loss) attributable to Brink's	183.3	(8.2)	(0.5)	32.7	207.3
Acquisitions of noncontrolling interests	—	0.1	—	—	0.1
Balance as of December 31, 2022	$(290.7)	(433.8)	(0.6)	24.6	(700.5)

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

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2022	2021

$600 million Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	528.7	625.7

$400 million Senior unsecured notes
Carrying value	$400.0	400.0
Fair value	369.0	414.8

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At December 31, 2022, the notional value of our outstanding foreign currency forward and swap contracts was $575 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At December 31, 2022, the fair value of our short term foreign currency contracts was a net liability of approximately $7.0 million, of which $3.5 million was included in prepaid expenses and other and $10.5 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020

Derivative instrument gains (losses) included in other operating income (expense)	$42.0	24.2	(3.0)

Derivative instrument losses included in other nonoperating income (expense)(a)	—	—	(7.0)

(a)Represents net losses on foreign currency forward contracts related to acquisitions of business operations from G4S in 2020.

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

At December 31, 2022, the notional value of this long term contract was $53 million with a weighted-average maturity of 0.6 years. At December 31, 2022, the fair value of the long term cross currency swap contract was an asset of $14.6 million and was included in prepaid expenses and other on the consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset is included in prepaid expenses and other and a $20.5 million asset is included in other assets on the consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020

Derivative instrument gains included in other operating income (expense)	$(8.9)	0.2	22.1

Offsetting transaction gains	8.9	(0.2)	(22.1)

Derivative instrument losses included in interest expense	(1.3)	(1.3)	(1.9)

Net derivative instrument gains (losses)	(10.2)	(1.1)	20.2

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

At December 31, 2022, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 0.6 years. At December 31, 2022, the fair value of these interest rate swaps was a net asset of $10.0 million, of which $9.3 million was included in prepaid expenses and other and $0.7 million was included in other assets on the consolidated balance sheet. At December 31, 2021, the fair value of these interest rate swaps was a net liability of $13.9 million, of which $8.3 million was included in accrued liabilities and $5.6 million was included in other liabilities on the consolidated balance sheet.

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

At December 31, 2022, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 2.3 years. At
December 31, 2022, the fair value of these interest rate swaps was a net asset of $16.4 million of which $6.0 million was included in prepaid expenses and other and $10.4 million was included in other assets on the consolidated balance sheet.

In the fourth quarter of 2022, we entered into two interest rate swaps with a maturity date of June 2027. These swaps are intended to hedge cash flow risk associated with changes in variable interest rates and were designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings in the same periods that the hedged debt affects earnings.

At December 31, 2022, the notional value of these contracts was $175 million with a remaining weighted-average maturity of 2.3 years. At
December 31, 2022, the fair value of these interest rate swaps was a net asset of $1.0 million of which $2.0 million was included in prepaid expenses and other and $1.0 million was included in other liabilities on the consolidated balance sheet.

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

In July 2022, we terminated these cross currency swap contracts and received $67 million in cash for the fair value of the derivative assets at the settlement date. We subsequently entered into a total of nine cross currency swaps with a total notional value of $400 million to hedge a portion of our net investment in certain of our subsidiaries with euro functional currencies. Swaps with a total notional value of $215 million will terminate in May 2026 and swaps with a total notional value of $185 million will terminate in April 2031. We have designated these swaps as net investment hedges for accounting purposes.

At December 31, 2022, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.7 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.6 years for the cross currency swaps maturing in April 2031. At December 31, 2022, the fair value of these currency swaps was a net liability of $11.7 million, of which $5.6 million was included in prepaid expenses and other and $17.3 million was included in other liabilities on the consolidated balance sheet. At December 31, 2021, the fair value of these cross currency swaps was a net asset of $28.5 million, of which $6.0 million was included in prepaid expenses and other and $22.5 million was included in other assets on the consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020

Interest rate swaps designated as cash flow hedges	$2.2	9.8	7.7
Cross currency swaps designated as net investment hedges	(5.8)	(4.1)	—
Net derivative instrument (gains) losses included in interest expense	$(3.6)	5.7	7.7

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, as well as inputs related to forward interest rates and forward currency rates that are derived principally from, or corroborated by, observable market data, which we have categorized as a Level 2 valuation.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $22 million that remains potentially payable as of December 31, 2022 as we believe it is unlikely that the contingent consideration payments will be reduced.

In the fourth quarter of 2022, we acquired NoteMachine and recognized a payable for contingent consideration, which consists of two components. The first component is a payable based on post-acquisition increases in ATM cash withdrawal interchange fees through June 30, 2023. The fair value of this payable was estimated at $4.3 million as of the October 3, 2022 acquisition date. The second component is a payable contingent on our post-acquisition collection of ATM tax rate rebates from municipal governments in the U.K. The fair value of this payable was estimated at $10.5 million as of the October 3, 2022 acquisition date.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2022.

Note 13 - Accrued Liabilities

	December 31,
(In millions)	2022	2021

Payroll and other employee liabilities	$175.8	159.6
Cash supply chain deposit liability	156.3	139.9
Taxes, except income taxes	127.0	100.4
Cash held by cash management services operations(a)	85.2	34.7
Operating lease liabilities	74.7	77.3
Accrued interest	31.7	16.3
Workers’ compensation and other claims	30.1	28.2
ATM surcharge/interchange payables	26.6	27.6
Income taxes payable	25.7	43.1
Acquisition and disposition related obligations	21.4	12.3
Contract liability	17.0	17.9
Retirement benefits (see Note 4)	16.4	15.9
Derivative instruments	10.5	9.8
Chile antitrust matter(b)	10.2	8.8
OASDI Tax (CARES Act) Liability	—	10.7
Other	210.8	174.8
Accrued liabilities	$1,019.4	877.3

(a)Title to cash received and processed in certain of our secure cash management services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.
(b)See Note 23 for more information on the Chile antitrust matter.

Note 14 - Other Liabilities

	December 31,
(In millions)	2022	2021

Workers’ compensation and other claims	$72.6	74.5
Asset retirement and remediation obligations	31.9	27.4
Acquisition-related obligations	21.5	24.3
Deferred compensation	20.0	13.1
Noncurrent tax liabilities	19.3	21.4
Derivative instruments	18.3	5.6
Post-employment benefits	5.9	7.0
Other	35.1	37.6
Other liabilities	$224.6	210.9

Note 15 - Debt

	December 31,
(In millions)	2022	2021

Debt:
Short-term borrowings
Other (year-end weighted-average interest rate of 4.3% in 2022 and 6.7% in 2021)	$47.2	9.8
Total short-term borrowings	$47.2	9.8

Long-term debt
Bank credit facilities:
Term loan A (year-end weighted average interest rate of 5.7% in 2022 and 1.9% in 2021)
less unamortized issuance cost of $5.1 million in 2022 and $3.7 million in2021	$1,377.4	1,224.7
Senior unsecured notes (year-end effective interest rate of 4.6% and 5.5% respectively for "2017 Senior Notes" and "2020 Senior Notes" in 2022 and 2021)
less unamortized issuance cost of $7.9 million in 2022 and $10.2 million in 2021	992.1	989.8
Revolving Credit Facility (year-end weighted average interest rate of 5.5% in 2022 and 2.5% in 2021)	646.9	495.0
Other facilities (year-end weighted-
average interest rate of 4.8% in 2022 and 1.6% in 2021)(a)	147.0	68.9
Financing leases (year-end weighted-average interest rate of 5.5% in 2022 and 4.4% in 2021)	192.2	178.5
Total long-term debt	$3,355.6	2,956.9

Total Debt	$3,402.8	2,966.7

Included in:
Current liabilities	$129.6	125.0
Noncurrent liabilities	3,273.2	2,841.7
Total debt	$3,402.8	2,966.7

(a)Other facilities includes $106.8 million related to the Brink’s Capital credit facility at December 31, 2022, compared to $57.5 million at December 31, 2021. The facility had $5,339.4 million in borrowings and $5,290.1 million in repayments in 2022, which is reflected in the long-term revolving credit facilities movement in the consolidated statements of cash flows.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2022, $353 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at December 31, 2022. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of December 31, 2022. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of December 31, 2022.

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

Letter of Credit and Bank Guarantee Facilities
We have three committed letters of credit facilities totaling $70 million, of which approximately $12 million was available at December 31, 2022. At December 31, 2022, we had undrawn letters of credit and guarantees of $58 million issued under these facilities. The $15 million facility expires in April 2025. The $32 million facility expires in October 2025 and the $24 million facility expires in May 2027.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $29 million was available at December 31, 2022. At December 31, 2022, we had undrawn letters of credit and guarantees of $26 million issued under these facilities. The $40 million facility expires in March 2023. The $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Financing leases	Other long-term debt	Total

2023	$43.0	39.4	82.4
2024	45.3	59.6	104.9
2025	36.6	592.5	629.1
2026	28.2	74.3	102.5
2027	15.9	2,404.9	2,420.8
Later years	23.2	5.7	28.9
Total	$192.2	3,176.4	3,368.6

The Senior Secured Credit Facility, Senior Unsecured Notes, the letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at December 31, 2022.

Financing Leases
Property and equipment acquired under financing leases are included in property and equipment as follows:

	December 31,
(In millions)	2022	2021

Asset class:
Buildings	$6.3	6.5
Vehicles	332.9	300.7
Machinery and equipment	49.5	43.8
	388.7	351.0
Less: accumulated amortization	(170.8)	(144.5)
Total	$217.9	206.5

Note 16 - Accounts Receivable and Credit Losses

Accounts receivable

	December 31,
(In millions)	2022	2021

Trade	$759.5	622.8
Other	141.0	95.9
Total accounts receivable	900.5	718.7
Allowance for doubtful accounts	(38.3)	(16.9)
Accounts receivable, net	$862.2	701.8

Credit losses

We are exposed to credit losses primarily through sales of our Cash and Valuable Management services and DRS and AMS services to customers with operations in the U.S. as well as customers in more than 100 countries outside the U.S. We typically invoice our customers on a monthly basis and payment terms are generally between 30 and 60 days.

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

We monitor the aging of accounts receivable by country and write off any accounts that are deemed uncollectible. We also monitor any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of outstanding accounts receivable balances that were not contemplated or relevant during a previous period.

In the first quarter of 2022, as many of our regions began to recover from the ongoing COVID-19 pandemic, we re-assessed earlier assumptions and estimates, and we further refined our methodology of estimating the allowance for doubtful accounts. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the subsequent quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections.

The following table is a rollforward of the allowance for doubtful accounts:

	Years Ended December 31,
(In millions)	2022	2021	2020

Allowance for doubtful accounts:
Beginning of year	$16.9	30.7	30.2
Cumulative effect of change in accounting principle	—	—	2.3
Provision for uncollectible accounts receivable(a)	22.3	3.4	14.6
Write offs and recoveries	(3.4)	(16.2)	(17.0)
Other	3.2	—	—
Foreign currency exchange effects	(0.7)	(1.0)	0.6
End of year	$38.3	16.9	30.7

(a)The provision includes no allowance in 2022 and 2021 and a $13.1 million allowance in 2020 related to the internal loss in our U.S. global services operations. See Note 1 for details.

Note 17 - Leases

We lease facilities, vehicles, certain DRS devices (including CompuSafe® units), ATMs, computers and other equipment under long-term operating and financing leases with varying terms.  Most of the operating leases contain renewal and/or purchase options at our sole discretion.  The renewal periods differ by asset class and by country and are included in our determination of lease term if we determine we are reasonably certain to exercise the option.

We have taken the component election for all material asset categories, except certain DRS devices (including CompuSafe® units). This election allows us to account for lease components (e.g., fixed payments or variable payments that depend on a rate that can be determined at commencement, including rent for the right to use the asset) together with nonlease components (e.g., other fixed payments that deliver a good or service including common-area maintenance costs) in the calculation of the right-of-use asset and corresponding liability. Variable costs, such as inflation adjusted payments for facilities, or nonlease components that vary periodically (included as part of the component election), are expensed as incurred.

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

		December 31,
(In millions)	Balance sheet classification	2022	2021
Assets:
Operating lease assets	Right-of-use assets, net	$314.5	$299.1
Finance lease assets	Property and equipment, net	217.9	206.5
Total leased assets		$532.4	$505.6

Liabilities:
Current:
Operating	Accrued liabilities	$74.7	$77.3
Financing	Current maturities of long-term debt	43.0	43.0
Noncurrent:
Operating	Lease liabilities	249.9	241.8
Financing	Long-term debt	149.2	135.5
Total lease liabilities		$516.8	$497.6

The components of lease expense were as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020

Operating lease cost(a)	$133.6	$149.4	$131.4
Short-term lease cost	28.9	21.2	18.9
Finance lease cost:
Amortization of related assets	37.9	38.3	28.2
Interest on related liabilities	10.1	9.5	7.1
Total lease cost	$210.5	$218.4	$185.6

(a)Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

	Years Ended December 31,
(In millions, except for lease term and discount rate)	2022	2021	2020

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106.1	$96.5	$100.4
Operating cash flows from finance leases	10.1	9.5	7.1
Financing cash flows from finance leases	48.2	43.0	34.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	101.0	54.0	123.6
Finance leases	65.7	85.9	37.9

Weighted Average Remaining Lease Term

Operating leases	6.3 years	6.7 years	7.2 years
Finance leases	4.7 years	4.8 years	4.5 years

Weighted Average Discount Rate

Operating leases	6.5%	6.4%	6.6%
Finance leases	5.5%	4.4%	4.9%

As of December 31, 2022, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	Vehicles	Other	Total

2023	$66.6	10.0	14.7	91.3
2024	59.0	4.7	11.4	75.1
2025	47.7	2.7	6.7	57.1
2026	39.3	1.3	4.5	45.1
2027	30.8	0.6	1.9	33.3
Later years	100.9	0.9	—	101.8
Total Lease Payments	$344.3	20.2	39.2	403.7
Less: Interest	73.8	1.5	3.8	79.1
Present value of lease liabilities	$270.5	$18.7	35.4	324.6

As of December 31, 2022, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2023	$43.0
2024	45.3
2025	36.6
2026	28.2
2027	15.9
Later years	23.2
Total	$192.2

Note 18 - Share-Based Compensation Plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

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

There are 3.6 million shares underlying the 2017 Plan that are authorized, but not yet granted.  Outstanding awards at December 31, 2022, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations. Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2022, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2022
(in millions except years)	2022	2021	2020

Performance share units	$34.9	22.3	20.2	$22.5	1.6
Restricted stock units	12.0	8.5	6.0	8.5	1.6
Deferred stock units and fees paid in stock	1.3	1.3	1.2	0.4	0.4
Performance-based options	—	0.3	2.3	—	0.0
Time-based options	0.4	0.7	1.6	—	0.1
Cash based awards	1.3	1.0	1.4	1.8	1.7
Share-based payment expense	49.9	34.1	32.7
Income tax benefit	(11.5)	(8.1)	(7.4)
Share-based payment expense, net of tax	$38.4	26.0	25.3

Value of Distributed or Exercised Awards
The value of shares distributed or options exercised in the last three years is as follows:

	Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2022	2021	2020

Performance share units	$10.0	17.7	33.3
Restricted stock units	9.2	5.8	6.9
Deferred stock units and fees paid in stock	0.6	2.8	0.6
Performance-based options(a)	15.2	0.4	0.5
Time-based vesting options(a)	—	—	—
Total	$35.0	26.7	41.3

Income tax benefit realized	$8.1	6.1	9.0

(a)Intrinsic value for options.

Restricted Stock Units (“RSUs”)
We granted RSUs to select senior executives and employees in the last three years that contain only a service condition.  RSUs are paid out in shares of Brink’s stock when the awards vest.  For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments.  In 2020, we additionally granted RSUs that vested after a stated two year service condition had been met.

We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $64.30 in 2022, $78.35 in 2021 and $70.85 in 2020.  The weighted-average discount was approximately 2% in each of 2022, 2021 and 2020.

The following table summarizes RSU activity during 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2021	251.1	$74.37
Activity from January 1 to December 31, 2022:
Granted	247.4	64.30
Forfeited	(39.3)	70.21
Vested	(149.9)	73.53
Nonvested balance as of December 31, 2022	309.3	$67.25

Performance Share Units (“PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs") to certain senior executives and employees in the last three years.

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. IM PSUs granted in 2022 and 2020 have a three year performance period. IM PSUs granted in 2021 have a two year performance period with an additional one year of service.

IM PSUs will be paid out in shares of Brink’s stock when the awards vest. For the IM PSUs granted in 2022, 2021 and 2020, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

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

The following table summarizes all PSU activity during 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2021	661.0	$81.75
Activity from January 1 to December 31, 2022:
Granted	290.4	67.03
Forfeited or expired(a)	(82.5)	81.94
Vested(b)	(142.9)	77.61
Nonvested balance as of December 31, 2022	726.0	$76.66

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

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the TSR PSUs granted in 2022, 2021 and 2020:

Terms and Assumptions Used to Estimate Grant Date Fair Value	2022 TSR PSUs	2021 TSR PSUs	2020 TSR PSUs

Terms of awards:
Performance period	Jan. 1, 2022 to	Jan. 1, 2021 to	Jan. 1, 2020 to
	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2022

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(a)	1.2%	0.8%	0.7%
Expected stock price volatility(b)	48.5%	48.9%	29.6%
Risk-free interest rate(c)	1.8%	0.2%	1.4%
Contractual term in years	2.8	2.9	2.9

Weighted-average fair value estimates at grant date:
In millions	$3.4	$2.7	$3.6
Fair value per share	$87.31	$103.83	94.53

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

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2021(b)	946.5	$45.36	$10.25
Forfeited or expired	(15.3)	73.45	17.92
Exercised(b)	(485.0)	29.87	5.91
Outstanding at December 31, 2022(b)	446.2	$61.23	$14.70	0.5	$0.3

Of the above, as of December 31, 2022:
Exercisable	446.2	$61.23		0.5	$0.3
Expected to vest in future periods(c)	—	$—		—	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option. The market price at December 31, 2022 was $53.71.
(b)There were 946.5 thousand exercisable options with a weighted average exercise price of $45.36 at December 31, 2021 and 757.8 thousand exercisable options with a weighted average exercise price of $38.11 at December 31, 2020.
(c)At December 31, 2022, all outstanding performance options were vested.

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2021(b)	177.1	$81.05	$21.42
Forfeited or expired	(15.5)	80.21	21.51
Outstanding at December 31, 2022	161.6	$81.13	$21.41	2.5	$—

Of the above, as of December 31, 2022:
Exercisable	102.7	$79.26		2.1	$—
Expected to vest in future periods(c)	58.9	$84.39		3.1	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2022 was $53.71.
(b)There were 2.7 thousand exercisable options with a weighted average exercise price of $84.65 at December 31, 2021 and December 31, 2020.
(c)The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 5% expected forfeiture rate to the time-based vesting options.

The following table provides the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for the time-based vesting options granted in 2020:

Assumptions Used to Estimate Grant Date Fair Value of Time-Based Options	2020

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.7%
Expected stock price volatility(b)	29.7%
Risk-free interest rate(c)	1.3%
Expected term in years(d)	4.5

Weighted-average fair value estimates at grant date:
In millions	$1.7
Fair value per share	$21.10

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

Deferred Stock Units (“DSUs”)
We granted DSUs to our non-employee directors in 2022 and in prior years. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2021	14.3	$78.74
Activity from January 1 to December 31, 2022:
Granted	19.7	54.74
Forfeited	—	—
Vested	(14.3)	78.76
Nonvested balance as of December 31, 2022	19.7	$54.74

The weighted-average grant-date fair value estimate per share for DSUs granted was $54.74 in 2022, $79.04 in 2021 and $40.46 in 2020.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units will be redeemed by employees for an equal number of shares of Brink’s stock.  Employee deferred compensation accounts held 150,970 units at December 31, 2022, and 173,652 units at December 31, 2021.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ deferred compensation accounts held 19,583 units at December 31, 2022, and 18,148 units at December 31, 2021.

Note 19 - Capital Stock

Common Stock
At December 31, 2022, we had 100 million shares of common stock authorized and 46.3 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On September 21, 2022, the Board of Directors declared a regular quarterly dividend of 20 cents per share payable on December 1, 2022 to shareholders of record on November 7, 2022. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2022, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
On October 27, 2021, we announced that our Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2023 (the "2021 Repurchase Program"). This authorization replaces our previous $250 million repurchase program, authorized by the Board of Directors in February 2020 (the "2020 Repurchase Program"), which expired on December 31, 2021, with no amount remaining available.

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

In 2022, we repurchased a total of 948,395 shares of our common stock for an aggregate of $52.2 million and an average price of $55.01 per share. These shares were retired upon repurchase. At December 31, 2022, $198 million remained available under the 2021 Repurchase Program.

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

Below is a summary of each ASR entered into under the 2020 Repurchase Program:

	Upfront Payment	Shares Received	Average Repurchase Price

August 2020	$50,000,000	849,978	$58.83
September 2020	—	246,676	—
	$50,000,000	1,096,654	$45.59

August 2021	$50,000,000	524,315	$95.36
September 2021	—	131,384	—
	$50,000,000	655,699	$76.25

November 2021(a)	$150,000,000	1,742,160	$86.10
April 2022(a)	—	546,993	—
	$150,000,000	2,289,153	$65.53

	$250,000,000	4,041,506	$61.86

(a)We received 1,742,160 shares in November 2021. Under this ASR, the purchase period had a scheduled termination date of June 1, 2022, although the financial institution was eligible to early terminate the ASR after January 31, 2022. In April 2022, the financial institution early terminated this ASR and we received additional 546,993 shares.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2022	2021	2020

Weighted-average shares

Basic(a)	47.3	49.5	50.4
Effect of dilutive stock awards	0.5	0.6	0.4
Diluted(a)	47.8	50.1	50.8

Antidilutive stock excluded from denominator (b)	0.6	0.4	0.6

(a)We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.3 million in 2022, 0.3 million in 2021 and 0.3 million in 2020.
(b)Under the November 2021 ASR, based on our stock prices from November 1, 2021 to March 31, 2022, we would have received additional shares under the ASR if the settlement date had been March 31, 2022. Because the ASR settlement date did not occur until April 2022 and because any anticipated receipt of additional shares of our common stock would have be antidilutive, no amounts were included the computation of diluted EPS. The antidilutive impact from the first quarter of 2022 continued to have year-to-date antidilutive impact for the remainder of 2022.

Note 20 - Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2022	2021	2020

Cash paid for:
Interest	$117.5	107.7	80.4
Income taxes, net	127.8	83.8	76.8

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. In 2020, cash outflows from the purchases of these financial instruments totaled $20.5 million and cash inflows from the sale of these financial instruments totaled $10.1 million, resulting in $10.4 million in conversion losses at rates that were approximately 100% less favorable than rates at which we remeasured the financial statements of Brink's Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in 2021 and 2022.

Argentina Marketable Securities
In 2022 and 2021, we used available Argentine pesos to purchase equity and available for sale debt securities. Cash outflows for the purchase of these financial instruments totaled $27.6 million and $12.9 million, respectively, and are reported in investing activities. Cash inflows totaled $9.9 million in 2022. We did not have any cash inflows from the sale of these financial instruments in 2021. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos.

Non-cash Investing and Financing Activities
We acquired armored vehicles, CompuSafe® units and other equipment under financing lease arrangements in the last three years including $65.7 million in 2022, $85.9 million in 2021 and $31.4 million in 2020.

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

Cash Paid for Acquisitions Included in Financing Activities In 2022, we paid $2.8 million in settlements related to the PAI acquisition. In 2021, we received $3.2 million related to settlements in the G4S acquisition and paid $1.1 million related to PAI settlements. In 2020, we paid $7.3 million related to the TVS acquisition completed in 2019. These payments are reported as cash outflows from financing activities as the payments were made more than three months after the acquisition date.

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

In accordance with our revolving credit facilities, we are required to maintain restricted cash reserves totaling $40.7 million ($15.0 million at December 31, 2021) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At December 31, 2022, we held $438.5 million of restricted cash ($229.3 million represented restricted cash held for customers and $156.3 million represented accrued liabilities). At December 31, 2021, we held $376.4 million of restricted cash ($215.5 million represented restricted cash held for customers and $139.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$972.0	710.3
Restricted cash	438.5	376.4
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$1,410.5	1,086.7

Note 21 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2022	2021	2020

Foreign currency items:
Transaction losses(a)	$(68.7)	(30.5)	(11.2)
Derivative instrument gains (losses)	42.0	24.2	(3.0)
Royalty income	9.1	5.6	4.8
Impairment losses	(9.0)	(9.5)	(11.6)
Indemnification asset adjustments(b)	(7.8)	—	—
Gains on sale of property and other assets	2.7	—	0.9
Share in earnings of equity method affiliates	2.1	1.1	0.8
Insurance recoveries - Internal Loss(c)	—	18.8	—
Gains related to litigation(d)	—	4.4	—
Indemnity for forced relocation(e)	—	1.7	—
Other	4.3	4.2	3.7
Other operating income (expense)	$(25.3)	20.0	(15.6)

(a)Includes remeasurement losses in Argentina of $37.6 million in 2022, $9.0 million in 2021 and $7.7 million in 2020 related to highly inflationary accounting.
(b)Post-acquisition adjustments to indemnification assets recognized in previous business acquisitions.
(c)See details of the Internal Loss at Note 1.
(d)Gains recognized in the fourth quarter of 2021 in our Romanian operations related to favorable outcome of customer-related litigation.
(e)Indemnity received from the city of Paris to compensate for the forced relocation from a branch facility.

Note 22 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2022	2021	2020

Interest income	$23.6	12.1	5.6
Retirement benefit cost other than service cost	(16.7)	(38.7)	(37.9)
Foreign currency transaction gains (losses)(a)	2.4	0.4	(3.6)
Non-income taxes on intercompany billings(b)	(2.3)	(3.9)	(4.6)
Argentina turnover tax	(1.8)	—	—
Gain (loss) on equity securities(c)	—	16.0	10.6
G4S indemnification asset adjustment(d)	—	2.7	—
Penalties and interest on non-income taxes(e)	—	(1.8)	—
Gains related to litigation(f)	—	1.7	—
Earn-out liability adjustment(g)	—	1.3	—
Interest on non-income tax credits(h)	—	1.2	—
Derivative instrument losses(i)	—	—	(7.0)
Gain on a disposition of a subsidiary(j)	—	—	4.1
Other	(1.5)	2.0	(4.9)
Interest and other nonoperating income (expense)	$3.7	(7.0)	(37.7)

(a)Amounts primarily represent currency transaction gains and losses on contingent consideration payable related to G4S business acquisitions.
(b)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.
(c)The gain is primarily related to the market value increase of an investment in MoneyGram International, Inc. The investment was sold in 2021 and the gain was fully realized.
(d)Adjustment to indemnification asset related to business operations acquired from G4S. This adjustment was recognized outside of the measurement period for the related business operations acquired from G4S.
(e)Represents penalties and interest on non-income taxes that have not yet been paid.
(f)Related to a favorable court ruling in litigation with a customer of our Romania business. The court ruled that the customer must pay our subsidiary in Romania for services provided many years ago. The principal amount of the settlement is reported in operating income (expense). The penalties for years of non-payment are reported in interest and other nonoperating income (expense).
(g)Adjustment to the liability for contingent consideration pertaining to a 2019 business acquisition.
(h)Represents interest on non-income tax credits related to our business operations in Brazil. In the third quarter of 2021, our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.
(i)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(j)This gain is primarily related to the sale of our former French security services subsidiary in the first quarter of 2020.

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company filed its response to the complaint in November 2022, which signaled the beginning of the evidentiary phase. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In 2022, we recognized an additional $1.4 million adjustment to our estimated loss as a result of a change in currency rates.

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

At December 31, 2022, we had noncancellable commitments for $10.8 million in equipment purchases, and information technology and other services.

Note 24 - Reorganization and Restructuring

2022 Global Restructuring Plan
In the third quarter of 2022, management began a restructuring plan across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. As a result of actions taken, we recognized $22.2 million in charges in 2022, which primarily consisted of severance costs. For the restructuring actions that were approved as of December 31, 2022, we expect to incur additional costs between $10 million and $14 million in future periods, primarily severance costs.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of the 2022 Global Restructuring Plan:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2022	$—	—	—
Expense	18.8	3.4	22.2
Payments and utilization	(8.1)	(3.4)	(11.5)
Foreign currency exchange effects	0.8	—	0.8
Balance as of December 31, 2022	$11.5	—	11.5

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $66.6 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. We recognized $43.6 million net costs in 2021, primarily severance costs. We recognized $16.6 million net costs in 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans resulted from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $1 million and $3 million in future periods.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of December 31, 2020	$9.3	—	9.3
Expense	37.6	6.0	43.6
Payments and utilization	(35.3)	(6.0)	(41.3)
Foreign currency exchange effects	(0.6)	—	(0.6)
Balance as of December 31, 2021	$11.0	—	11.0
Expense (benefit)	15.5	5.4	20.9
Payments and utilization	(18.2)	(5.4)	(23.6)
Accrual adjustment	(4.3)	—	(4.3)
Foreign currency exchange effects	(1.3)	—	(1.3)
Balance as of December 31, 2022	$2.7	—	2.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that, due to the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Notwithstanding the material weakness described below, management has performed additional analysis and procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Management, with the participation of the CEO and CFO, and under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management excluded from its assessment of the effectiveness of internal control over financial reporting, NoteMachine Limited and Testlink Services Limited, and three of their direct subsidiaries (together “NoteMachine”) acquired in October 2022. NoteMachine constitutes 4% of consolidated total assets and 1% of consolidated total revenue as of and for the year ended December 31, 2022.

Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to a material weakness in internal control over financial reporting described below.

Due to ineffective risk assessment, the Company did not effectively design and implement certain process-level control activities related to revenue and accounts receivable in certain North America locations.

These control deficiencies did not result in any material misstatements in our consolidated financial statements as of and for the year ended December 31, 2022. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of internal control over financial reporting. KPMG’s report appears on pages 128-129 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Except for the identification of the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation

Management and the Board of Directors are committed to maintaining a strong internal control environment. Management will develop a remediation plan to address the material weakness described above and will work towards having these remediation efforts completed by the time we issue our December 31, 2023 consolidated financial statements. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures to ensure that our financial position, results of operations and cash flows continue to be accurately stated.

Our remediation efforts will include initiatives to identify changes needed to policies, procedures, and internal controls, including enhanced risk assessment procedures and an assessment of technology solutions as well as manual processes. Remediation of the identified material weakness and strengthening our internal control environment will require a substantial effort throughout 2023 and beyond, as necessary. Once the design of the controls is considered effective, we will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As we remediate the material weakness and continue to monitor the effectiveness of our internal control over financial reporting in the affected areas, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on Internal Control Over Financial Reporting

We have audited The Brink's Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified and included in management's assessment related to ineffective risk assessment that resulted in the deficient design and implementation of certain process-level control activities related to revenue and accounts receivable in certain North America locations. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired NoteMachine Limited and Testlink Services Limited, and three of their direct subsidiaries (together "NoteMachine") during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, NoteMachine’s internal control over financial reporting associated with total assets of 4 percent and total revenues of 1 percent included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of NoteMachine.

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
March 1, 2023

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

The information regarding executive officers is included in this report following Item 4, under the caption “Information about Our Executives Officers.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 59–129.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

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

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

3.2	Amended and Restated Bylaws of the Registrant, effective May 6, 2022. Exhibit 3.2 to the Registrant’s Quarterly on Form 10-Q filed for the quarter ended March 31, 2022.

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

10.6*	Form of Stock Option Award Agreement, effective February 17, 2017. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.7*	Form of 2017 Award Agreement for deferred stock units granted under the 2017 Equity Incentive Plan. Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.8*	Form of Stock Option Award Agreement, effective February 22, 2018. Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed February 26, 2018.

10.9*	Offer Letter, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

10.10*	Change in Control Agreement between The Brink’s Company and Douglas A. Pertz. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2020.

10.11*	Offer Letter, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

10.12*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.13*
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.14*
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.15	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.16
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

10.16.1
First Amendment to Loan Documents, dated as of February 8, 2019, with Wells Fargo Bank, National Association, as existing administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2019.

10.16.2
Incremental Amendment to Credit Agreement, dated as of April 1, 2020, by and among the Company, the subsidiaries of the Company party thereto, Bank of America, National Association, as administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2020.

10.16.3
Third Amendment to Credit Agreement, dated as of June 9, 2020, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders party there. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020.

10.16.4	Fourth Amendment to Credit Agreement (LIBOR Transition), dated as of December 27, 2021, by and among the Company and Bank of America, N.A. as administrative agent.

10.16.5
Fifth Amendment to Loan Documents, dated as of June 23, 2022, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders part thereto. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2022.

10.17*	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended October 2018. Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018.

10.18*
Form of 2021 Performance Share Units Award Agreement (Total Shareholder Return), effective for awards made on or after February 24, 2021. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.19*
Form of 2021 Performance Share Units Award Agreement (Internal Metric), effective for awards made on or after February 24, 2021. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.20*
Form of 2021 Restricted Stock Unit (RSU) Award Agreement, effective for awards made on or after February 24, 2021. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.21*	Directors’ Stock Accumulation Plan, as amended and restated effective May 1, 2021. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.22*
Form of Indemnification Agreement entered into by The Brink’s Company with each of its directors, officers and certain employees, approved for use on December 9, 2021. Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021.

10.23*	Key Employees' Deferred Compensation Program, as amended and restated as of March 25, 2022. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 21, 2022.

10.24*	Change in Control Plan, effective March 1, 2022. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2022.

10.25*	Plan for Deferral of Directors’ Fees, as amended and restated effective May 1, 2021. Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.26*	Offer Letter, dated December 1, 2014, between The Brink’s Company and Michael Beech.

10.27*	Offer Letter, dated July 2, 2021, between The Brink’s Company and Mark Eubanks.

10.28*	Offer Letter, dated April 16, 2022, between The Brink’s Company and Daniel Castillo.

10.29*	Offer Letter, dated July 20, 2022, between The Brink’s Company and Kurt McMaken.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

99.2*	Subscription Agreement, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

99.3*	Subscription Agreement, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

101	Interactive Data File (Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2022, and December 31, 2021, (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101)

*Management contract or compensatory plan or arrangement.
†Certain schedules attached to the Stock Purchase Agreements and Stock Purchase Agreement Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

The Brink’s Company
(Registrant)

By	/s/ Mark Eubanks
Mark Eubanks
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 1, 2023.

Signature	Title

/s/ Mark Eubanks	President and Chief Executive Officer (Principal Executive Officer)
Mark Eubanks
/s/ Kurt B. McMaken	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kurt B. McMaken
/s/ Michael Sweeney	Controller (Principal Accounting Officer)
Michael Sweeney

/s/ Douglas A. Pertz	Executive Chairman
Douglas A. Pertz

/s/ Kathie J. Andrade	Director
Kathie J. Andrade

/s/ Paul G. Boynton	Director
Paul G. Boynton

/s/ Ian D. Clough	Director
Ian D. Clough

/s/ Susan E. Docherty	Director
Susan E. Docherty

/s/ Michael J. Herling	Director
Michael J. Herling

/s/ A. Louis Parker	Director
A. Louis Parker

/s/ Timothy J. Tynan	Director
Timothy J. Tynan

/s/ Keith R. Wyche	Director
Keith R. Wyche