Form 10-Q
period 2023-09-30
BRINKS CO
filed 2023-11-07
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Yes  ☐ No  ☒
As of November 2, 2023, 45,051,141 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$933.5	972.0
Restricted cash	387.0	438.5
Accounts receivable, net	801.3	862.2
Prepaid expenses and other	340.6	324.7
Total current assets	2,462.4	2,597.4

Right-of-use assets, net	338.7	314.5
Property and equipment, net	965.5	935.3
Goodwill	1,448.1	1,450.9
Other intangibles	492.4	535.5
Deferred tax assets, net	241.9	246.2
Other	315.8	286.2

Total assets	$6,264.8	6,366.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$124.9	47.2
Current maturities of long-term debt	92.0	82.4
Accounts payable	206.7	296.5
Accrued liabilities	1,016.7	1,019.4
Restricted cash held for customers	184.3	229.3
Total current liabilities	1,624.6	1,674.8

Long-term debt	3,202.2	3,273.2
Accrued pension costs	127.6	131.0
Retirement benefits other than pensions	170.0	174.5
Lease liabilities	269.7	249.9
Deferred tax liabilities	59.6	67.8
Other	226.8	224.6
Total liabilities	5,680.5	5,795.8

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2023 - 45.3; 2022 - 46.3	45.3	46.3
Capital in excess of par value	680.3	684.1
Retained earnings	397.8	417.2
Accumulated other comprehensive income (loss)	(660.6)	(700.5)
Brink’s shareholders	462.8	447.1

Noncontrolling interests	121.5	123.1

Total equity	584.3	570.2

Total liabilities and equity	$6,264.8	6,366.0
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2023	2022	2023	2022

Revenues	$1,227.4	1,136.7	$3,629.0	3,344.6

Costs and expenses:
Cost of revenues	921.0	880.7	2,785.1	2,587.9
Selling, general and administrative expenses	170.0	180.8	517.6	519.9
Total costs and expenses	1,091.0	1,061.5	3,302.7	3,107.8
Other operating income (expense)	1.3	(15.7)	(3.2)	(18.4)

Operating profit	137.7	59.5	323.1	218.4

Interest expense	(53.8)	(34.7)	(151.5)	(95.0)
Interest and other nonoperating income (expense)	2.9	6.3	11.7	8.4
Income from continuing operations before tax	86.8	31.1	183.3	131.8
Provision (benefit) for income taxes	37.3	8.5	81.0	(3.3)

Income from continuing operations	49.5	22.6	102.3	135.1

Income (loss) from discontinued operations, net of tax	(0.1)	—	0.5	(0.2)

Net income	49.4	22.6	102.8	134.9
Less net income attributable to noncontrolling interests	3.8	3.4	10.1	9.3

Net income attributable to Brink’s	45.6	19.2	92.7	125.6

Amounts attributable to Brink’s
Continuing operations	45.7	19.2	92.2	125.8
Discontinued operations	(0.1)	—	0.5	(0.2)

Net income attributable to Brink’s	$45.6	19.2	$92.7	125.6

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.98	0.41	$1.98	2.65
Discontinued operations	—	—	0.01	—
Net income	$0.98	0.41	$1.99	2.64

Diluted:
Continuing operations	$0.97	0.41	$1.95	2.63
Discontinued operations	—	—	0.01	—
Net income	$0.97	0.40	$1.96	2.62

Weighted-average shares
Basic	46.5	47.4	46.6	47.5
Diluted	47.1	47.5	47.3	47.9

Cash dividends paid per common share	$0.22	0.20	$0.64	0.60
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Net income	$49.4	22.6	$102.8	134.9

Benefit plan adjustments:
Benefit plan actuarial gains	4.2	10.1	7.3	33.3
Benefit plan prior service costs	(2.8)	(1.3)	(8.5)	(3.8)
Deferred profit sharing	(0.2)	—	0.1	—
Total benefit plan adjustments	1.2	8.8	(1.1)	29.5

Foreign currency translation adjustments	(41.0)	(42.2)	18.1	(72.7)
Unrealized net gains on available-for-sale securities	7.9	0.7	8.3	—
Gains on cash flow hedges	6.9	12.2	13.9	37.4
Other comprehensive income (loss) before tax	(25.0)	(20.5)	39.2	(5.8)
Provision for income taxes	5.7	12.6	3.6	17.5

Other comprehensive income (loss)	(30.7)	(33.1)	35.6	(23.3)

Comprehensive income (loss)	18.7	(10.5)	138.4	111.6
Less comprehensive income (loss) attributable to noncontrolling interests	2.3	(0.6)	5.8	(1.2)

Comprehensive income (loss) attributable to Brink's	$16.4	(9.9)	$132.6	112.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Nine Months ended September 30, 2023
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2022	46.3	$46.3	684.1	417.2	(700.5)	123.1	570.2
Net income	—	—	—	15.0	—	3.3	18.3
Other comprehensive income	—	—	—	—	35.8	0.2	36.0
Shares repurchased	(0.2)	(0.2)	(3.8)	(12.0)	—	—	(16.0)
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.3)	—	—	(9.3)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	10.9	—	—	—	10.9
Other share-based benefit transactions	0.3	0.3	(4.8)	(0.2)	—	—	(4.7)
Balance as of March 31, 2023	46.4	$46.4	686.4	410.7	(664.7)	126.2	605.0
Net income	—	—	—	32.1	—	3.0	35.1
Other comprehensive income (loss)	—	—	—	—	33.3	(3.0)	30.3
Shares repurchased	(0.1)	(0.1)	(0.3)	(1.1)	—	—	(1.5)
Dividends to:
Brink’s common shareholders ($0.22 per share)	—	—	—	(10.2)	—	—	(10.2)
Noncontrolling interests	—	—	—	—	—	(2.4)	(2.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.3	—	—	—	8.3
Other share-based benefit transactions	0.1	0.1	0.2	(0.1)	—	—	0.2
Acquisitions of noncontrolling interests	—	—	0.3	—	—	(0.9)	(0.6)
Balance as of June 30, 2023	46.4	$46.4	694.9	431.4	(631.4)	122.9	664.2
Net income	—	—	—	45.6	—	3.8	49.4
Other comprehensive loss	—	—	—	—	(29.2)	(1.5)	(30.7)
Shares repurchased(a)	(1.1)	(1.1)	(20.9)	(68.8)	—	—	(90.8)
Dividends to:
Brink’s common shareholders ($0.22 per share)	—	—	—	(10.2)	—	—	(10.2)
Noncontrolling interests	—	—	—	—	—	(3.7)	(3.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.4	—	—	—	6.4
Other share-based benefit transactions	—	—	(0.1)	(0.2)	—	—	(0.3)
Balance as of September 30, 2023	45.3	$45.3	680.3	397.8	(660.6)	121.5	584.3

(a) During the third quarter ended September 30, 2023, we repurchased a total of 1,181,106 shares of our common stock for an aggregate of $88.2 million in cash. On the last two days of September 2023, our agent broker purchased additional shares of our common stock pursuant to a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended ("10b5-1 plan"). We are obligated to pay $1.8 million to repurchase those shares and, as of September 30, 2023, this obligation has been reported as a current liability and a corresponding reduction to equity in our condensed consolidated financial statements. In addition, for the third quarter ended September 30, 2023, shares repurchased include the 1% excise tax imposed under the Inflation Reduction Act of 2022 of approximately $0.8 million.

* Accumulated other comprehensive income (loss)

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

(a) During the third quarter ended September 30, 2022, we repurchased a total of 501,560 shares of our common stock for an aggregate of $27.3 million in cash. On the last two days of September 2022, our agent broker purchased additional shares of our common stock pursuant to a 10b5-1 plan. We are obligated to pay $3.2 million to repurchase those shares and, as of September 30, 2022, this obligation has been reported as a current liability and a corresponding reduction to equity in our condensed consolidated financial statements.

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities:
Net income	$102.8	134.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(0.5)	0.2
Depreciation and amortization	206.3	179.9
Share-based compensation expense	25.6	36.3
Deferred income taxes	3.7	(57.3)
(Gain) loss on sale of property, equipment and marketable securities	2.2	0.8
Impairment losses	8.2	7.9
Retirement benefit funding (more) less than expense:
Pension	(6.9)	(4.7)
Other than pension	(6.0)	2.8
Remeasurement losses due to Argentina currency devaluations	23.9	24.4
Other operating	17.1	29.7
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and income taxes receivable	30.8	(175.7)
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(61.0)	108.7
Increase (decrease) in restricted cash held for customers	(44.9)	(4.4)
Increase (decrease) in customer obligations	(5.5)	4.0
Increase in prepaid and other current assets	5.1	(79.8)
Other	(7.9)	(7.2)
Net cash provided by operating activities	293.0	200.5
Cash flows from investing activities:
Capital expenditures	(133.1)	(131.5)
Acquisitions, net of cash acquired	—	(14.2)
Dispositions, net of cash disposed	1.1	—
Marketable securities:
Purchases	(58.3)	(18.3)
Sales	48.7	7.7
Cash proceeds from sale of property and equipment	5.7	3.3
Cash proceeds from settlement of cross currency swap	—	64.3
Net change in loans held for investment	(12.3)	(23.3)
Other	(0.6)	(0.1)
Discontinued operations	0.9	—
Net cash used in investing activities	(147.9)	(112.1)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	76.6	11.5
Long-term revolving credit facilities:
Borrowings	6,640.5	5,036.1
Repayments	(6,713.1)	(4,819.1)
Other long-term debt:
Borrowings	16.4	213.2
Repayments	(71.1)	(63.7)
Acquisition of noncontrolling interest	(0.6)	(7.8)
Cash paid for acquisition related settlements and obligations	(10.5)	(2.8)
Debt financing costs	—	(5.5)
Repurchase shares of Brink's common stock	(105.7)	(27.3)
Dividends to:
Shareholders of Brink’s	(29.7)	(28.3)
Noncontrolling interests in subsidiaries	(6.5)	(6.9)
Tax withholdings associated with share-based compensation	(7.6)	(10.2)
Other	3.9	2.7
Net cash (used in) provided by financing activities	(207.4)	291.9
Effect of exchange rate changes on cash	(27.7)	(118.1)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(90.0)	262.2
Balance at beginning of period	1,410.5	1,086.7
Balance at end of period	$1,320.5	1,348.9

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the first nine months of 2023 and 5% of our consolidated revenues for the first nine months of 2022.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first nine months of 2023 and 2022, the Argentine peso declined approximately 48% (from 178.6 to 344.8 pesos to the U.S. dollar) and approximately 30% (from 103.1 to 147.1 pesos to the U.S. dollar), respectively. For the year ended December 31, 2022, the Argentine peso declined approximately 42% (from 103.1 to 178.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first nine months of 2023, we recognized a $23.9 million pretax remeasurement loss. In the first nine months of 2022, we recognized a $24.4 million pretax remeasurement loss.

At September 30, 2023, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2023, we had net monetary assets denominated in Argentine pesos of $74.1 million (including cash of $71.4 million). At September 30, 2023, we had net nonmonetary assets of $174.9 million (including $99.8 million of goodwill, $2.2 million in equity securities denominated in Argentine pesos and $38.6 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or related conversion losses in the nine months ended September 30, 2023 or September 30, 2022.
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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of September 30, 2023 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, as of September 30, 2023, we are required to maintain a restricted cash reserve of $40.6 million ($40.7 million at December 31, 2022) and, due to this contractual restriction, we have classified these amounts as restricted cash in our condensed consolidated balance sheet.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended September 30, 2023

Reportable Segments:
North America	$301.3	96.8	398.1
Latin America	291.8	47.8	339.6
Europe	189.0	98.8	287.8
Rest of World	188.8	13.1	201.9
Total reportable segments	$970.9	256.5	1,227.4

Three months ended September 30, 2022

Reportable Segments:
North America	$305.0	95.6	400.6
Latin America	270.5	30.6	301.1
Europe	177.6	42.4	220.0
Rest of World	203.8	11.2	215.0
Total reportable segments	$956.9	179.8	1,136.7

Nine months ended September 30, 2023

Reportable Segments:
North America	$912.3	285.1	1,197.4
Latin America	855.1	133.9	989.0
Europe	555.8	286.6	842.4
Rest of World	560.2	40.0	600.2
Total reportable segments	$2,883.4	745.6	3,629.0

Nine months ended September 30, 2022

Reportable Segments:
North America	$892.0	279.0	1,171.0
Latin America	811.0	87.7	898.7
Europe	548.7	120.1	668.8
Rest of World	574.4	31.7	606.1
Total reportable segments	$2,826.1	518.5	3,344.6

Certain of our high-value services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($6.3 million at September 30, 2023) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed and collected within one year ($8.8 million at September 30, 2023) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2023)	$862.2	12.6	17.0
Closing (September 30, 2023)	801.3	15.1	16.0
Increase (decrease)	$(60.9)	2.5	(1.0)

The amount of revenue recognized in the nine months ended September 30, 2023 that was included in the January 1, 2023 contract liabilities balance was $14.1 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the nine months ended September 30, 2023 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At September 30, 2023, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at September 30, 2023 and December 31, 2022 were $3.7 million and $3.7 million, respectively. The amortization expense in the first nine months of 2023 and 2022 was $1.5 million and $0.9 million, respectively.

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
•Other items not allocated to segments - certain significant items that are not considered part of the ongoing activities of the business are excluded from segment results. See further explanation for each item not allocated to segments on page 14.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2023	2022	2023	2022
Reportable Segments:
North America	$398.1	400.6	47.5	38.2
Latin America	339.6	301.1	68.1	66.5
Europe	287.8	220.0	35.8	25.9
Rest of World	201.9	215.0	42.6	48.3
Total reportable segments	1,227.4	1,136.7	194.0	178.9

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(32.4)	(57.0)
Foreign currency transaction gains	—	—	5.4	3.6
Reconciliation of segment policies to GAAP(a)	—	—	(0.7)	1.3
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(0.4)	(19.6)
Acquisitions and dispositions(c)	—	—	(19.4)	(35.7)
Argentina highly inflationary impact(d)	—	—	(8.1)	(12.0)
Change in allowance estimate(e)	—	—	—	0.3
Chile antitrust matter(f)	—	—	—	(0.3)
Reporting compliance(g)	—	—	(0.7)	—
Total	$1,227.4	1,136.7	$137.7	59.5

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Reportable Segments:
North America	$1,197.4	1,171.0	123.6	96.7
Latin America	989.0	898.7	200.6	194.2
Europe	842.4	668.8	87.1	63.1
Rest of World	600.2	606.1	121.2	120.9
Total reportable segments	3,629.0	3,344.6	532.5	474.9

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(122.3)	(125.4)
Foreign currency transaction gains	—	—	15.3	9.4
Reconciliation of segment policies to GAAP(a)	—	—	—	4.0
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(14.6)	(34.0)
Acquisitions and dispositions(c)	—	—	(56.4)	(66.3)
Argentina highly inflationary impact(d)	—	—	(30.3)	(27.1)
Change in allowance estimate(e)	—	—	—	(16.0)
Chile antitrust matter(f)	—	—	(0.4)	(1.1)
Reporting compliance(g)	—	—	(0.7)	—
Total	$3,629.0	3,344.6	$323.1	218.4

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
(g)Costs (primarily third party expenses) related to material weakness remediation. Additional information provided at page 45.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2023	2022	2023	2022	2023	2022

Three months ended September 30,

Service cost	$—	—	1.9	2.0	1.9	2.0
Interest cost on projected benefit obligation	8.1	5.8	4.6	3.2	12.7	9.0
Return on assets – expected	(11.8)	(12.1)	(2.8)	(3.2)	(14.6)	(15.3)
Amortization of losses	0.3	5.9	0.5	0.5	0.8	6.4
Amortization of prior service credit	—	—	0.1	(0.1)	0.1	(0.1)
Settlement loss	—	—	0.1	0.1	0.1	0.1
Net periodic pension cost	$(3.4)	(0.4)	4.4	2.5	1.0	2.1

Nine months ended September 30,

Service cost	$—	—	5.6	6.1	5.6	6.1
Interest cost on projected benefit obligation	24.3	17.2	13.5	9.8	37.8	27.0
Return on assets – expected	(35.4)	(36.5)	(8.3)	(9.5)	(43.7)	(46.0)
Amortization of losses	1.2	18.0	1.3	1.5	2.5	19.5
Amortization of prior service cost	—	—	0.1	(0.1)	0.1	(0.1)
Settlement loss	—	—	0.4	0.6	0.4	0.6
Net periodic pension cost	$(9.9)	(1.3)	12.6	8.4	2.7	7.1
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2022 or the first nine months of 2023. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2022, we do not expect to make contributions to the primary U.S. pension plan until 2026.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2023	2022	2023	2022	2023	2022

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$2.7	2.5	1.4	0.9	4.1	3.4
Return on assets – expected	(2.6)	(3.3)	—	—	(2.6)	(3.3)
Amortization of losses	1.1	2.4	1.3	1.8	2.4	4.2
Amortization of prior service cost	(2.7)	(1.2)	(0.1)	(0.1)	(2.8)	(1.3)
Net periodic postretirement cost	$(1.5)	0.4	2.6	2.6	1.1	3.0

Nine months ended September 30,

Service cost	$—	—	0.2	0.1	0.2	0.1
Interest cost on accumulated postretirement benefit obligations	8.4	7.8	4.0	2.7	12.4	10.5
Return on assets – expected	(7.8)	(9.9)	—	—	(7.8)	(9.9)
Amortization of losses	4.0	7.7	3.6	5.5	7.6	13.2
Amortization of prior service cost	(8.2)	(3.5)	(0.1)	(0.2)	(8.3)	(3.7)
Net periodic postretirement cost	$(3.6)	2.1	7.7	8.1	4.1	10.2
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Continuing operations
Provision (benefit) for income taxes (in millions)	$37.3	8.5	$81.0	(3.3)
Effective tax rate	43.0%	27.3%	44.2%	(2.5%)

2023 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2023 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations, the increase of valuation allowances on U.S. tax credits, and the characterization of a French business tax as an income tax.

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

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more-likely-than-not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we forecasted that our U.S. operations would no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $52.8 million benefit in our provision for income taxes for the period ended September 30, 2022.

In the second quarter of 2023, we concluded that changes in Brazilian tax law will allow Brazilian withholding taxes to be eligible for U.S. foreign tax credit treatment. Based on this conclusion, we expect to annually be generating more new foreign tax credits and utilizing fewer foreign tax carryforwards to offset taxes prior to their expiration. As a result, we recorded a $7.0 million tax expense in our provision for income taxes for the nine month period ended September 30, 2023. It is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

On July 21, 2023, the U.S. Treasury issued Notice 2023-55 (the "Notice") announcing temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit under the final foreign tax credit regulations mentioned above. The Notice will allow us to apply the pre-January 4, 2022 regulations in determining the creditability of foreign taxes for our 2022 and 2023 U.S. income tax filings. The impact in our provision for income taxes for the three and nine month periods ended September 30, 2023 is less than $1.0 million of tax expense.

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

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting for NoteMachine in the third quarter of 2023. There were no material changes in the third quarter of 2023 to the amounts previously disclosed.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Purchase consideration, excluding contingent consideration	$179.4
Contingent consideration at acquisition-date fair value(a)	14.8
Fair value of purchase consideration	$194.2

Fair value of net assets acquired

Cash	$6.8
Restricted cash	12.1
Accounts receivable	27.3
Other current assets	14.5
Property and equipment, net	38.2
Intangible assets(b)	84.2
Goodwill(c)	64.2
Other noncurrent assets	11.1
Current liabilities	(37.0)
Other noncurrent liabilities	(27.2)
Fair value of net assets acquired	$194.2

(a)The contingent consideration has two components. The largest component was based on post-acquisition collections of ATM tax rate rebates from municipal governments in the U.K. The consideration was estimated at $10.5 million at the acquisition date. Through September 30, 2023, approximately $10 million has been paid to the seller for this component. A smaller component was based on post-acquisition increases in the ATM cash withdrawal interchange fees through September 30, 2023. The consideration was estimated at $4.3 million at the acquisition date. The post-acquisition fee increases did not occur and the liability was derecognized in the second quarter of 2023 resulting in a $4.8 million gain classified as other operating income (expense) in the condensed consolidated statements of operations.
(b)Intangible assets are composed of customer relationships ($47 million fair value and 13 year amortization period), developed technology ($27 million fair value and 12 year amortization period) and a trade name ($10 million fair value and 5 year amortization period).
(c)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating NoteMachine's operations with our existing Brink's operations. Goodwill of $63 million has been assigned to the Europe reporting unit and goodwill of $1 million has been assigned to the North America reporting unit. We do not expect goodwill in these reporting units to be deductible for tax purposes.

Touchpoint 21 Acquisition
In January 2022, we acquired net assets from Touchpoint 21 LLC, an ATM and cash management solutions company operating in Texas and Oklahoma. We have determined that this acquisition represents a business combination and we have recorded acquired assets and liabilities at estimated fair value. The purchase consideration was approximately $15 million.

Actual and Pro Forma (unaudited) disclosures

Below are the actual results included in Brink's consolidated results for the businesses we acquired in 2022 and the first nine months of 2023.

(In millions)	Revenue	Net income attributable to Brink's

Three months ended September 30, 2023
NoteMachine	$38.0	(0.1)
Total	$38.0	(0.1)

Three months ended September 30, 2022
NoteMachine	$—	—
Total	$—	—

Nine months ended September 30, 2023
NoteMachine	$106.2	—
Total	$106.2	—

Nine months ended September 30, 2022
NoteMachine	$—	—
Total	$—	—

The pro forma consolidated results of Brink's presented below reflect a hypothetical ownership as of January 1, 2021 for the businesses we acquired during 2022.

(In millions)	Revenue	Net income attributable to Brink's

Pro forma results of Brink's for the three months ended September 30,
2023
Brink's as reported	$1,227.4	45.6
NoteMachine(a)	—	—
Total	$1,227.4	45.6

2022
Brink's as reported	$1,136.7	19.2
NoteMachine(a)	36.0	3.4
Total	$1,172.7	22.6

Pro forma results of Brink's for the nine months ended September 30,
2023
Brink's as reported	$3,629.0	92.7
NoteMachine(a)	—	—
Total	$3,629.0	92.7

2022
Brink's as reported	$3,344.6	125.6
NoteMachine(a)	109.2	9.9
Total	$3,453.8	135.5

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

Brink's Argentina management finalized negotiations with the Maco Transportadora and Maco Litoral unions and has agreed to pay amounts to the union members in monthly installments through June 2024. We recognized $12.5 million in related costs in 2022. In the first nine months of 2023, we recognized a $4.7 million charge for an inflation-adjusted labor increase to the expected payments. Changes in the liability as a result of currency-related remeasurement are reflected in our operating results as described in Note 1. Changes in the liability as a result of labor rate increases are reflected as acquisition-related costs.

Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded the amounts from segment results.

Note 7 - Accumulated other comprehensive income (loss)
Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2023

Amounts attributable to Brink's:
Benefit plan adjustments	$0.7	0.2	0.5	(0.1)	1.3
Foreign currency translation adjustments(b)	(38.3)	(2.7)	(1.2)	0.3	(41.9)
Unrealized gains (losses) on available-for-sale securities	(0.7)	0.2	8.6	(3.0)	5.1
Gains (losses) on cash flow hedges	11.5	(1.6)	(4.6)	1.0	6.3
	(26.8)	(3.9)	3.3	(1.8)	(29.2)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.5)	—	—	—	(1.5)
	(1.5)	—	—	—	(1.5)

Total
Benefit plan adjustments(a)	0.7	0.2	0.5	(0.1)	1.3
Foreign currency translation adjustments(b)	(39.8)	(2.7)	(1.2)	0.3	(43.4)
Unrealized gains (losses) on available-for-sale securities(c)	(0.7)	0.2	8.6	(3.0)	5.1
Gains (losses) on cash flow hedges(d)	11.5	(1.6)	(4.6)	1.0	6.3
	$(28.3)	(3.9)	3.3	(1.8)	(30.7)

Three months ended September 30, 2022

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.6)	0.2	9.4	(2.2)	6.8
Foreign currency translation adjustments(b)	(36.8)	(7.3)	(1.4)	0.3	(45.2)
Unrealized losses on available-for-sale securities	0.7	(0.9)	—	—	(0.2)
Gains (losses) on cash flow hedges	12.0	(2.7)	0.2	—	9.5
	(24.7)	(10.7)	8.2	(1.9)	(29.1)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(4.0)	—	—	—	(4.0)
	(4.0)	—	—	—	(4.0)

Total
Benefit plan adjustments(a)	(0.6)	0.2	9.4	(2.2)	6.8
Foreign currency translation adjustments(b)	(40.8)	(7.3)	(1.4)	0.3	(49.2)
Unrealized losses on available-for-sale securities(c)	0.7	(0.9)	—	—	(0.2)
Gains (losses) on cash flow hedges(d)	12.0	(2.7)	0.2	—	9.5
	$(28.7)	(10.7)	8.2	(1.9)	(33.1)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.0)	0.7	1.9	(0.5)	(0.9)
Foreign currency translation adjustments(b)	26.5	(0.7)	(4.1)	1.0	22.7
Unrealized gains (losses) on available-for-sale securities	(0.3)	0.1	8.6	(3.0)	5.4
Gains (losses) on cash flow hedges	19.8	(1.7)	(5.9)	0.5	12.7
	43.0	(1.6)	0.5	(2.0)	39.9

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(4.3)	—	—	—	(4.3)
	(4.3)	—	—	—	(4.3)

Total
Benefit plan adjustments(a)	(3.0)	0.7	1.9	(0.5)	(0.9)
Foreign currency translation adjustments(b)	22.2	(0.7)	(4.1)	1.0	18.4
Unrealized gains (losses) on available-for-sale securities(c)	(0.3)	0.1	8.6	(3.0)	5.4
Gains (losses) on cash flow hedges(d)	19.8	(1.7)	(5.9)	0.5	12.7
	$38.7	(1.6)	0.5	(2.0)	35.6

Nine months ended September 30, 2022

Amounts attributable to Brink's:
Benefit plan adjustments	$0.4	0.3	29.1	(6.9)	22.9
Foreign currency translation adjustments(b)	(57.8)	(2.9)	(4.4)	1.0	(64.1)
Unrealized losses on available-for-sale securities	—	(1.0)	—	—	(1.0)
Gains (losses) on cash flow hedges	25.8	(4.5)	11.6	(3.5)	29.4
	(31.6)	(8.1)	36.3	(9.4)	(12.8)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(10.5)	—	—	—	(10.5)
	(10.5)	—	—	—	(10.5)

Total
Benefit plan adjustments(a)	0.4	0.3	29.1	(6.9)	22.9
Foreign currency translation adjustments(b)	(68.3)	(2.9)	(4.4)	1.0	(74.6)
Unrealized losses on available-for-sale securities(c)	—	(1.0)	—	—	(1.0)
Gains (losses) on cash flow hedges(d)	25.8	(4.5)	11.6	(3.5)	29.4
	$(42.1)	(8.1)	36.3	(9.4)	(23.3)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.4	1.5	$4.3	4.8
Selling, general and administrative expenses	0.5	0.5	1.5	1.4
Interest and other nonoperating expense	0.2	3.1	1.0	11.1
(b)2023 foreign currency translation adjustment amounts arising during the three months ended September 30, 2023 reflect primarily the devaluation of the Brazilian real, the Mexican peso, the Chilean peso, and the euro. 2022 foreign currency translation adjustment amounts arising during the three months ended September 30, 2022 reflect primarily the devaluation of the British pound and the Brazilian real. 2023 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2023 reflect primarily the appreciation of the Mexican peso, and the Brazilian real, partially offset by the devaluation of the euro. 2022 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2022 reflect primarily the devaluation of the British pound, the euro, and the Chilean peso, partially offset by appreciation of the Mexican peso.
(c)Gains and losses on sales of available-for-sale debt securities are reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations when the gains or losses are realized. Pretax amounts are classified in the condensed consolidated statements of operations as interest and other nonoperating income (expense). We realized an $8.6 million loss on sales of available-for-sale debt securities in the third quarter of 2023.
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) ($0.5 million loss in the three months ended September 30, 2023 and $0.3 million gain in the three months ended September 30, 2022; as well as $7.7 million loss in the nine months ended September 30, 2023 and $6.2 million loss in the nine months ended September 30, 2022).

•interest expense ($5.2 million reduction to expense in the three months ended September 30, 2023 and $0.5 million of expense in the three months ended September 30, 2022; as well as $13.7 million reduction to expense in the nine months ended September 30, 2023 and $5.4 million of expense in the nine months ended September 30, 2022).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Losses on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2022	$(290.7)	(433.8)	(0.6)	24.6	(700.5)
Other comprehensive income (loss) before reclassifications	(2.3)	25.8	(0.2)	18.1	41.4
Amounts reclassified from accumulated other comprehensive loss to net income	1.4	(3.1)	5.6	(5.4)	(1.5)
Other comprehensive income (loss) attributable to Brink's	(0.9)	22.7	5.4	12.7	39.9
Balance as of September 30, 2023	$(291.6)	(411.1)	4.8	37.3	(660.6)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the condensed financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	September 30, 2023	December 31, 2022

$600 million senior unsecured notes
Carrying value	$600.0	600.0
Fair value	520.2	528.7

$400 million senior unsecured notes
Carrying value	400.0	400.0
Fair value	372.3	369.0

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2023, the notional value of our outstanding foreign currency forward and swap contracts was $574 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At September 30, 2023, the fair value of our short term foreign currency contracts was a net asset of approximately $6.3 million of which $9.2 million was included in prepaid expenses and other and $2.9 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2022, the fair value of these foreign currency contracts was a net liability of approximately $7.0 million of which $3.5 million was included in prepaid expenses and other and $10.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022

Derivative instrument gains included in other operating income (expense)	$4.3	25.4	$22.9	58.4
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

At September 30, 2023, the notional value of this contract was $30 million with a weighted-average maturity of 0.1 years. At September 30, 2023, the fair value of the cross currency swap contract was an asset of $7.2 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2022, the fair value of the cross currency swap contract was an asset of $14.6 million and was included in prepaid expenses and other on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Derivative instrument gains (losses) included in other operating income (expense)	$(0.5)	0.3	$(7.7)	(6.2)

Offsetting transaction gains (losses)	0.5	(0.3)	7.7	6.2

Derivative instrument losses included in interest expense	(0.2)	(0.3)	(0.7)	(1.0)

Net derivative instrument gains (losses)	(0.7)	—	(8.4)	(7.2)

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

At September 30, 2023, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 0.2 years. At September 30, 2023, the fair value of these interest rate swaps was an asset of $4.1 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2022, the fair value of these interest rate swaps was a net asset of $10.0 million of which $9.3 million was included in prepaid expenses and other and $0.7 million was included in other assets on the condensed consolidated balance sheet.

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

At September 30, 2023, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 1.9 years. At September 30, 2023, the fair value of these interest rate swaps was a net asset of $18.4 million of which $7.0 million was included in prepaid expenses and other and $11.4 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2022, the fair value of these interest rate swaps was a net asset of $16.4 million of which $6.0 million was included in prepaid expenses and other and $10.4 million was included in other assets on the consolidated balance sheet.

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

At September 30, 2023, the notional value of these contracts was $175 million with a remaining weighted-average maturity of 1.9 years. At September 30, 2023, the fair value of these interest rate swaps was a net asset of $5.0 million of which $3.0 million was included in prepaid expenses and other and $2.0 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2022, the fair value of these interest rate swaps was a net asset of $1.0 million of which $2.0 million was included in prepaid expenses and other and $1.0 million was included in other liabilities on the condensed consolidated balance sheet.

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

At September 30, 2023, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 2.1 years. At September 30, 2023, the fair value of these interest rate swaps was an asset of $14.8 million of which $5.6 million was included in prepaid expenses and other and $9.2 million was included in other assets on the condensed consolidated balance sheet.

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

In July 2023, we entered into a zero cost foreign exchange collar contract with a $215 million notional amount and a May 2026 expiration date. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $215 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we de-designated the existing $215 million notional cross currency swaps and re-designated the combined $215 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $215 million notional cross currency swaps had a non-zero fair value representing an off-market component of the participating cross currency swaps. The off-market value is being ratably amortized into earnings through May 2026. The combined cross currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.

At September 30, 2023, the total notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.1 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.3 years for the cross currency swaps maturing in April 2031. At September 30, 2023, the fair value of these cross currency swaps was a net liability of $17.3 million of which $5.6 million was included in prepaid expenses and other and $22.9 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2022, the fair value of these cross currency swaps was a net liability of $11.7 million of which $5.6 million was included in prepaid expenses and other and $17.3 million was included in other liabilities on the condensed consolidated balance sheet. At September 30, 2023, the fair value of the zero cost collar was an asset of $2.6 million included in other assets on the condensed consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Interest rate swaps designated as cash flow hedges	$(5.4)	0.2	(14.4)	4.4
Cross currency swaps designated as net investment hedges	(1.2)	(1.3)	(4.1)	(4.4)
Net derivative instrument (gains) losses included in interest expense	$(6.6)	(1.1)	(18.5)	—

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, as well as inputs related to forward interest rates and forward currency rates that are derived principally from, or corroborated by, observable market data, which we have categorized as a Level 2 valuation.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $22 million that remains potentially payable as of September 30, 2023 as we believe it is unlikely that the contingent consideration payments will be reduced.

In the fourth quarter of 2022, we acquired NoteMachine and recognized a payable for contingent consideration, consisting of two components. The first component was a payable based on post-acquisition increases in ATM cash withdrawal interchange fees through June 30, 2023. This payable was written off in the second quarter of 2023 as no increases in the fee occurred through June 30, 2023. The $4.8 million gain is classified as other operating income (expense) in the condensed consolidated statements of operations. The second component is a payable contingent on our post-acquisition collection of ATM tax rate rebates from municipal governments in the U.K. The fair value of this payable was estimated at $10.5 million as of the October 3, 2022 acquisition date. Approximately $9.7 million of the contingent consideration has been paid through September 30, 2023, and we do not expect any material change to the payable estimated as of the acquisition date.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2023.

Note 9 - Debt

	September 30,	December 31,
(In millions)	2023	2022
Debt:
Short-term borrowings	$124.9	47.2
Total short-term borrowings	$124.9	47.2

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,352.0	1,377.4
Senior unsecured notes(b)	993.8	992.1
Revolving Credit Facility	562.6	646.9
Other (c)	168.8	147.0
Financing leases	217.0	192.2
Total long-term debt	$3,294.2	3,355.6

Total debt	$3,419.1	3,402.8

Included in:
Current liabilities	$216.9	129.6
Noncurrent liabilities	3,202.2	3,273.2
Total debt	$3,419.1	3,402.8

(a)Amounts outstanding are net of unamortized debt costs of $4.2 million as of September 30, 2023 and $5.1 million as of December 31, 2022.
(b)Amounts outstanding are net of unamortized debt costs of $6.2 million as of September 30, 2023 and $7.9 million as of December 31, 2022.
(c)Other facilities include $113.8 million to the Brink's Capital credit facility at September 30, 2023, compared to $106.8 million at December 31, 2022. The facility had $5,076.3 million in borrowings and $5,069.3 million in repayments in the first nine months of 2023, which is reflected in the long-term revolving credit facilities movement in the condensed consolidated statements of cash flows.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2023, $437 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at September 30, 2023. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of September 30, 2023. We also pay a commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of September 30, 2023.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have two committed letter of credit facilities totaling $39 million, of which approximately $9 million was available at September 30, 2023. At September 30, 2023, we had undrawn letters of credit and guarantees of $30 million issued under these facilities. The $15 million facility expires in April 2025 and the $24 million facility expires in May 2027.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $32 million was available at September 30, 2023. At September 30, 2023, we had undrawn letters of credit and guarantees of $23 million issued under these facilities. The $40 million and the $15 million facilities have no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at September 30, 2023.

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

The following table is a rollforward of the allowance for doubtful accounts for the nine month period ended September 30, 2023.

Allowance for doubtful accounts:

(In millions)

December 31, 2022	$38.3
Provision for uncollectible accounts receivable	12.1
Write-offs and recoveries	(16.7)
Foreign currency exchange effects	(0.1)
September 30, 2023	$33.6

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

Outstanding awards at September 30, 2023 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022

Performance share units	$3.7	10.5	$16.6	26.3
Restricted stock units	2.4	3.3	8.0	8.7
Deferred stock units and fees paid in stock	0.3	0.3	1.0	1.0
Time-based vesting stock options	—	0.1	—	0.3
Cash based awards	0.1	0.1	1.6	1.2
Share-based payment expense	6.5	14.3	27.2	37.5
Income tax benefit	(1.5)	(3.4)	(6.3)	(8.7)
Share-based payment expense, net of tax	$5.0	10.9	$20.9	28.8

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measured the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first nine months of 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2022	446.2	$14.70
Exercised	(263.4)	12.47
Outstanding balance as of September 30, 2023	182.8	$17.92

Time-Based Stock Options
In 2020 and 2019, we granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first nine months of 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2022	161.6	$21.41
Expired	—	—
Outstanding balance as of September 30, 2023	161.6	$21.41

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2022	309.3	$67.25
Granted	194.8	65.76
Forfeited	(34.2)	64.86
Vested	(138.7)	68.93
Nonvested balance as of September 30, 2023	331.2	$65.92

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

The following table summarizes all PSU activity during the first nine months of 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2022	726.0	$76.66
Granted	235.4	69.09
Forfeited or expired(a)	(80.9)	81.55
Vested(b)	(171.5)	82.75
Nonvested balance as of September 30, 2023	709.0	$72.12

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

The following table summarizes all DSU activity during the first nine months of 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2022	19.7	$54.74
Granted	19.2	62.43
Vested	(18.6)	54.67
Nonvested balance as of September 30, 2023	20.3	$62.09

Note 12 - Capital Stock

Common Stock
At September 30, 2023, we had 100 million shares of common stock authorized and 45.3 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On July 13, 2023, the Board declared a regular quarterly dividend of 22 cents per share payable on September 1, 2023 to shareholders of record on July 31, 2023. On September 21, 2023, the Board declared a regular quarterly dividend of 22 cents per share payable on December 1, 2023 to shareholders of record on November 6, 2023. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At September 30, 2023, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

During the first nine months ended September 30, 2023, we repurchased a total of 1,453,573 shares of our common stock for an aggregate of $105.7 million and an average price of $72.72 per share. These shares were retired upon repurchase. At September 30, 2023, $92 million remained available under the 2021 Repurchase Program.

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

On November 2, 2023, our Board of Directors authorized a $500 million share repurchase program that expires on December 31, 2025. The new share repurchase program is in addition to the existing share repurchase program expiring December 31, 2023.

Shares Used to Calculate Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Weighted-average shares:
Basic(a)	46.5	47.4	46.6	47.5
Effect of dilutive stock awards and options	0.6	0.1	0.7	0.4
Diluted	47.1	47.5	47.3	47.9

Antidilutive stock awards and options excluded from denominator(b)	0.4	0.5	0.4	0.7

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2023, and 0.2 million in the three months and 0.3 million in nine months ended September 30, 2022.
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

Note 13 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash paid for:
Interest	$161.2	88.7
Income taxes, net	74.5	101.6

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first nine months of 2023 or 2022.

Non-cash Investing and Financing Activities
We acquired $61.5 million in armored vehicles and other equipment under financing lease arrangements in the first nine months of 2023 compared to $43.7 million in armored vehicles and other equipment acquired under financing lease arrangements in the first nine months of 2022.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $40.6 million ($40.7 million at December 31, 2022) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At September 30, 2023, we held $387.0 million of restricted cash ($184.3 million represented restricted cash held for customers and $160.7 million represented accrued liabilities). At December 31, 2022, we held $438.5 million of restricted cash ($229.3 million represented restricted cash held for customers and $156.3 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
(In millions)	2023	2022
Cash and cash equivalents	$933.5	972.0
Restricted cash	387.0	438.5
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,320.5	1,410.5

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company filed its response to the complaint in November 2022, which signaled the beginning of the evidentiary phase. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In 2022, we recognized an additional $1.4 million adjustment and, in the first nine months of 2023, we recognized an additional $0.4 million adjustment to our estimated loss. The adjustments resulted from a change in currency rates.

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

Note 15 - Reorganization and Restructuring

2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously announced restructuring plan across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. In total, we have recognized $32.2 million in charges under the program, including $10.0 million in the first nine months of 2023. We expect total expenses from the program to be between $42 million and $48 million.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of the 2022 Global Restructuring Plan:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2023	$11.5	—	11.5
Expense	8.1	1.9	10.0
Payments and utilization	(14.0)	(1.9)	(15.9)
Foreign currency exchange effects	0.1	—	0.1
Balance as of September 30, 2023	$5.7	—	5.7

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $16.5 million in the first nine months of 2022, primarily severance costs. We recognized $4.6 million in net costs in the first nine months of 2023, primarily severance costs. The majority of the costs in both the 2023 and 2022 periods resulted from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a U.S. generally accepted accounting principles (“GAAP”) and non-GAAP basis. The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations. The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance. The non-GAAP adjustments used to reconcile our GAAP results are described on pages 43–45 and are reconciled to comparable GAAP measures on pages 50–52.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 40.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2023	2022	Change	2023	2022	Change
GAAP
Revenues	1,227.4	1,136.7	8	3,629.0	3,344.6	9
Cost of revenues	921.0	880.7	5	2,785.1	2,587.9	8
Selling, general and administrative expenses	170.0	180.8	(6)	517.6	519.9	—
Operating profit	137.7	59.5	fav	323.1	218.4	48
Income from continuing operations(a)	45.7	19.2	fav	92.2	125.8	(27)
Diluted EPS from continuing operations(a)	0.97	0.41	fav	1.95	2.63	(26)

Non-GAAP(b)
Non-GAAP revenues	1,227.4	1,136.7	8	3,629.0	3,344.6	9
Non-GAAP operating profit	166.3	126.8	31	425.5	362.9	17
Non-GAAP income from continuing operations(a)	90.5	65.5	38	202.2	186.8	8
Non-GAAP diluted EPS from continuing operations(a)	1.92	1.38	39	4.27	3.90	9
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 50–52.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2023 versus Third Quarter 2022
Consolidated Revenues  Revenues increased $90.7 million due to organic increases in Latin America ($71.1 million) and Europe ($12.2 million) and the favorable impact of acquisitions ($34.5 million), partially offset by the unfavorable impact of currency exchange rates ($15.4 million) and organic decreases in Rest of World ($9.0 million) and North America ($2.7 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 6% on an organic basis primarily due to inflation-based price increases and growth in AMS and DRS offset by an organic decrease in BGS revenue. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 5% to $921.0 million primarily due to higher revenue including the impact of acquisition revenue partially offset by lower costs related to restructuring actions. Selling, general and administrative costs decreased 6% to $170.0 million primarily due to the prior year impact of a large loss event in our BGS line of business and lower share-based compensation expense and bonus accruals and lower costs related to restructuring actions.

Consolidated Operating Profit  Operating profit increased $78.2 million due mainly to:
•organic increases in Latin America ($20.3 million), North America ($8.9 million), and Europe ($1.9 million),
•lower corporate expenses on an organic basis ($22.9 million), primarily from the prior year impact of a large loss event in our BGS line of business, and lower share-based compensation expense and bonus accruals.
•lower costs incurred related to reorganization and restructuring ($19.2 million),
•lower costs related to business acquisitions and dispositions ($16.6 million), including the impact of acquisition-related charges and intangible asset amortization in 2023, and
•the favorable operating impact of business acquisitions ($6.3 million), excluding intangible amortization and acquisition-related charges.
partially offset by:
•unfavorable changes in currency exchange rates ($11.5 million), driven by the Argentine peso and

•an organic decrease in Rest of World ($5.4 million)

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $26.5 million to $45.7 million due to the increase in operating profit mentioned above partially offset by higher income tax expense ($28.8 million), higher interest expense ($19.1 million), lower interest and other nonoperating income ($3.4 million), and higher noncontrolling interest ($0.4 million). Earnings per share from continuing operations was $0.97, up from $0.41 in the third quarter of 2022.

Analysis of Consolidated Results: Nine Months 2023 versus Nine Months 2022
Consolidated Revenues  Revenues increased $284.4 million due to organic increases in Latin America ($191.1 million), Europe ($54.2 million), North America ($27.6 million), Rest of World ($19.6 million) and the favorable impact of acquisitions ($107.0 million), partially offset by the unfavorable impact of currency exchange rates ($115.1 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 9% on an organic basis primarily due to inflation-based price increases and growth in AMS and DRS revenue. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 8% to $2,785.1 million primarily due to higher revenue, including the impact of acquisitions, partially offset by the impact of currency exchange rates and lower costs related to restructuring actions. Selling, general and administrative costs decreased to $517.6 million primarily due to the first nine months 2022 unfavorable impact of a change in allowance estimate ($16.0 million) due to a modification in our methodology to estimate the allowance for doubtful accounts and the impact of currency exchange rates, partially offset by organic increases in labor and other administrative costs and the impact of acquisitions.

Consolidated Operating Profit  Operating profit increased $104.7 million due mainly to:
•organic increases in Latin America ($51.8 million), North America ($26.0 million), Europe ($8.3 million), and Rest of World ($3.4 million),
•lower costs incurred related to reorganization and restructuring ($19.4 million),
•lower costs related to the impact of a change in allowance estimate ($16.0 million) recorded in the first nine months of 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts,
•favorable operating impact of business acquisitions ($15.8 million), excluding intangible amortization and acquisition-related charges, and
•lower costs related to business acquisitions and dispositions ($9.6 million), including the impact of acquisition-related charges and intangible asset amortization, included in "Other items not allocated to segments", partially offset by:
•unfavorable changes in currency exchange rates ($44.0 million), driven by the Argentine peso, and
•higher corporate expenses on an organic basis ($0.9 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $33.6 million to $92.2 million due to higher income tax expense ($84.3 million), higher interest expense ($56.5 million), and higher noncontrolling interest ($0.8 million), partially offset by the increase in operating profit mentioned above and higher interest and other nonoperating income ($3.3 million). Earnings per share from continuing operations was $1.95, down from $2.63 in the first nine months of 2022.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2023 versus Third Quarter 2022
Non-GAAP Consolidated Revenues  There is no difference between GAAP and Non-GAAP revenue amounts for the periods presented. See page 37 for details.

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $39.5 million due mainly to:
•organic increases in Latin America ($20.3 million), North America ($8.9 million), and Europe ($1.9 million), and
•lower corporate expenses on an organic basis ($22.9 million) primarily from the prior year impact of a large loss event in our BGS line of business, and lower share-based compensation expense and bonus accruals, and
•the favorable operating impact of business acquisitions ($6.3 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•unfavorable changes in currency exchange rates ($15.4 million), driven primarily by the Argentine peso and
•an organic decrease in Rest of World ($5.4 million)

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $25.0 million to $90.5 million due to the operating profit increase mentioned above and higher interest and other nonoperating income ($16.1 million), partially offset by higher interest expense ($19.2 million), higher income tax expense ($10.6 million), and higher noncontrolling interest ($0.8 million). Earnings per share from continuing operations was $1.92, up from $1.38 in the third quarter of 2022.

Analysis of Consolidated Results: Nine Months 2023 versus Nine Months 2022
Non-GAAP Consolidated Revenues  There is no difference between GAAP and Non-GAAP revenue amounts for the periods presented. See page 38 for details.

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $62.6 million due mainly to:
•organic increases in Latin America ($51.8 million), North America ($26.0 million), Europe ($8.3 million), and Rest of World ($3.4 million), and
•the favorable operating impact of business acquisitions ($15.8 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•unfavorable changes in currency exchange rates ($41.8 million), driven primarily by the Argentine peso, and
•higher corporate expenses on an organic basis ($0.9 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $15.4 million to $202.2 million due to the operating profit increase mentioned above and higher interest and other nonoperating income ($16.4 million), partially offset by higher interest expense ($56.8 million), higher income tax expense ($5.8 million), and higher noncontrolling interest ($1.0 million). Earnings per share from continuing operations was $4.27, up from $3.90 in the first nine months of 2022.

Revenues and Operating Profit by Segment: Third Quarter 2023 versus Third Quarter 2022

		Organic	Acquisitions /			% Change
(In millions)	3Q'22	Change	Dispositions(a)	Currency(b)	3Q'23	Total	Organic
Revenues:
North America	$400.6	(2.7)	1.0	(0.8)	398.1	(1)	(1)
Latin America	301.1	71.1	0.6	(33.2)	339.6	13	24
Europe	220.0	12.2	34.9	20.7	287.8	31	6
Rest of World	215.0	(9.0)	(2.0)	(2.1)	201.9	(6)	(4)
Segment revenues(c)	1,136.7	71.6	34.5	(15.4)	1,227.4	8	6

Revenues - GAAP	$1,136.7	71.6	34.5	(15.4)	1,227.4	8	6

Operating profit:
North America	$38.2	8.9	0.4	—	47.5	24	23
Latin America	66.5	20.3	0.2	(18.9)	68.1	2	31
Europe	25.9	1.9	5.4	2.6	35.8	38	7
Rest of World	48.3	(5.4)	0.3	(0.6)	42.6	(12)	(11)
Segment operating profit	178.9	25.7	6.3	(16.9)	194.0	8	14
Corporate(d)	(52.1)	22.9	—	1.5	(27.7)	(47)	(44)
Operating profit - non-GAAP	126.8	48.6	6.3	(15.4)	166.3	31	38

Other items not allocated to segments(e)	(67.3)	18.2	16.6	3.9	(28.6)	(58)	(27)
Operating profit - GAAP	$59.5	66.8	22.9	(11.5)	137.7	fav	fav
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
(e)See pages 43–45 for more information

Analysis of Segment Results: Third Quarter 2023 versus Third Quarter 2022

North America
Revenues decreased 1% ($2.5 million) primarily due to a 1% organic decrease ($2.7 million) and the unfavorable impact of currency exchange rates ($0.8 million) from the Canadian dollar, partially offset by the favorable impact of acquisitions ($1.0 million). Organic revenue decreased primarily due to volume reductions due to the rationalization of our customer portfolio to optimize profitability and lower BGS revenue, mostly offset by price increases in the U.S. and modest growth in AMS and DRS revenue. Operating profit increased $9.3 million, primarily due to a 23% organic increase ($8.9 million) and the favorable impact of acquisitions ($0.4 million). The organic increase resulted primarily from price outpacing the impact of labor and other cost increases, cost productivity, and the impact of cost savings related to restructuring primarily in the U.S.

Latin America
Revenues increased 13% ($38.5 million) primarily due to a 24% organic increase ($71.1 million) and the favorable impact of acquisitions ($0.6 million), partially offset by the unfavorable impact of currency exchange rates ($33.2 million), primarily from the Argentine peso partially offset by favorable impact from the Mexican peso. The organic increase was primarily driven by inflation-based price increases across the segment and growth in AMS and DRS revenue. Operating profit was up 2% ($1.6 million) primarily due to a 31% organic increase ($20.3 million) and the favorable impact of acquisitions ($0.2 million), mostly offset by the unfavorable impact of currency exchange rates ($18.9 million). The organic increase was driven by higher revenue which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 31% ($67.8 million) due to the favorable impact of the NoteMachine acquisition ($34.9 million), a 6% organic increase ($12.2 million), and the favorable impact of currency exchange rates ($20.7 million) driven by the euro. The organic increase was primarily due to price increases and the growth of AMS and DRS revenue. Operating profit increased $9.9 million, primarily due to the NoteMachine acquisition ($5.4 million), a 7% organic increase ($1.9 million), and the favorable impact of currency exchange rates ($2.6 million). The organic increase was primarily driven by higher revenue outpacing the impact of labor and other cost increases across the segment and the revenue mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues decreased ($13.1 million) due to a 4% organic decrease ($9.0 million), the unfavorable impact of currency exchange rates ($2.1 million) and dispositions ($2.0 million). Organic growth in the segment in cash-in-transit, DRS and AMS was more than offset by a decline in BGS revenue. Operating profit decreased $5.7 million due to a 11% organic decrease ($5.4 million) and the unfavorable impact of currency exchange rates ($0.6 million), partially offset by the favorable impact of dispositions ($0.3 million). The organic decrease was primarily due to the impact of the decrease in higher-margin BGS revenue.

Revenues and Operating Profit by Segment: Nine Months 2023 versus Nine Months 2022

		Organic	Acquisitions /			% Change
(In millions)	YTD '22	Change	Dispositions(a)	Currency(b)	YTD '23	Total	Organic
Revenues:
North America	$1,171.0	27.6	3.2	(4.4)	1,197.4	2	2
Latin America	898.7	191.1	2.1	(102.9)	989.0	10	21
Europe	668.8	54.2	107.0	12.4	842.4	26	8
Rest of World	606.1	19.6	(5.3)	(20.2)	600.2	(1)	3
Segment revenues(c)	3,344.6	292.5	107.0	(115.1)	3,629.0	9	9

Revenues - GAAP	$3,344.6	292.5	107.0	(115.1)	3,629.0	9	9

Operating profit:
North America	$96.7	26.0	0.8	0.1	123.6	28	27
Latin America	194.2	51.8	0.7	(46.1)	200.6	3	27
Europe	63.1	8.3	13.5	2.2	87.1	38	13
Rest of World	120.9	3.4	0.8	(3.9)	121.2	—	3
Segment operating profit	474.9	89.5	15.8	(47.7)	532.5	12	19
Corporate(d)	(112.0)	(0.9)	—	5.9	(107.0)	(4)	1
Operating profit - non-GAAP	362.9	88.6	15.8	(41.8)	425.5	17	24

Other items not allocated to segments(e)	(144.5)	34.7	9.6	(2.2)	(102.4)	(29)	(24)
Operating profit - GAAP	$218.4	123.3	25.4	(44.0)	323.1	48	56
Amounts may not add due to rounding.

See page 40 for footnote explanations.

Analysis of Segment Results: Nine Months 2023 versus Nine Months 2022

North America
Revenues increased 2% ($26.4 million) primarily due to a 2% organic increase ($27.6 million) and the favorable impact of acquisitions ($3.2 million), partially offset by the unfavorable impact of currency exchange rates ($4.4 million) from the Canadian dollar. Organic revenue increased primarily due to price increases in the U.S. partially offset by volume reductions due to the rationalization of our customer portfolio to optimize profitability and lower BGS revenue. Operating profit increased $26.9 million, primarily due to a 27% organic increase ($26.0 million), the favorable impact of acquisitions ($0.8 million), and the favorable impact of currency exchange rates ($0.1 million). The organic increase resulted primarily from higher revenue which outpaced the impact of labor and other cost increases, cost productivity and the impact of cost savings related to restructuring primarily in the U.S.

Latin America
Revenues increased 10% ($90.3 million) primarily due to a 21% organic increase ($191.1 million) and the favorable impact of acquisitions ($2.1 million), partially offset by the unfavorable impact of currency exchange rates ($102.9 million), primarily from the Argentine peso partially offset by favorable impact from the Mexican peso. The organic increase was driven by inflation-based price increases across the segment and growth in AMS and DRS revenue. Operating profit was up 3% ($6.4 million) primarily due to a 27% organic increase ($51.8 million) and the favorable impact of acquisitions ($0.7 million), partially offset by the unfavorable impact of currency exchange rates ($46.1 million). The organic increase was driven by higher revenue which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 26% ($173.6 million) due to the favorable impact of the NoteMachine acquisition ($107.0 million), an 8% organic increase ($54.2 million), and the favorable impact of currency exchange rates ($12.4 million). The favorable currency impact was driven by the euro. The organic increase was primarily due to price increases throughout the segment and the growth of AMS and DRS revenue. Operating profit increased $24.0 million primarily due to the favorable impact of acquisitions ($13.5 million), an organic increase ($8.3 million, and the favorable impact of currency exchange rates ($2.2 million). The organic increase was primarily driven by higher revenue which outpaced the impact of labor and other cost increases and the revenue mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues decreased 1% ($5.9 million) due to the unfavorable impact of currency exchange rates ($20.2 million) and dispositions ($5.3 million), partially offset by a 3% organic increase ($19.6 million). The organic increase was primarily due to growth in AMS and DRS revenue partially offset by a decline in BGS revenue in the third quarter. Operating profit increased $0.3 million primarily due to a 3% organic increase ($3.4 million) and the favorable impact of dispositions ($0.8 million), partially offset by the unfavorable impact of currency exchange rates ($3.9 million), driven by most currencies throughout the segment. The organic increase was primarily due to the impact of labor and other operational cost saving actions throughout the segment and the revenue mix benefit of higher AMS and DRS revenue.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2023	2022	change	2023	2022	change
General, administrative and other expenses	$(32.4)	(57.0)	(43)	$(122.3)	(125.4)	(2)
Foreign currency transaction gains	5.4	3.6	50	15.3	9.4	63
Reconciliation of segment policies to GAAP	(0.7)	1.3	unfav	—	4.0	(100)
Corporate expenses	$(27.7)	(52.1)	(47)	$(107.0)	(112.0)	(4)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses for the first nine months of 2023 decreased $5.0 million versus the prior year period. This was primarily driven by lower net compensation costs, including share-based compensation and bonus accruals ($18.3 million), as well as an increase in foreign currency transaction gains ($5.9 million). These lower costs were partially offset by increased charges related to insurance and security losses ($11.8 million), higher professional fees ($4.3 million) and higher bad debt expense ($3.1 million) reported as part of the reconciliation of segment policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2023	2022	change	2023	2022	change
Operating profit:
Reorganization and Restructuring	(0.4)	(19.6)	(98)	$(14.6)	(34.0)	(57)
Acquisitions and dispositions	(19.4)	(35.7)	(46)	(56.4)	(66.3)	(15)
Argentina highly inflationary impact	(8.1)	(12.0)	(33)	(30.3)	(27.1)	12
Change in allowance estimate	—	0.3	(100)	—	(16.0)	(100)
Chile antitrust matter	—	(0.3)	(100)	(0.4)	(1.1)	(64)
Reporting compliance	(0.7)	—	unfav	(0.7)	—	unfav
Operating profit	$(28.6)	(67.3)	(58)	$(102.4)	(144.5)	(29)

Reorganization and Restructuring
2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously announced restructuring program across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. In total, we have recognized $32.2 million in charges under this program, including $10.0 million in the first nine months of 2023. We expect total expenses from the program to be between $42 million and $48 million. When completed, the current restructuring actions are expected to reduce our workforce by 3,300 to 3,500 positions and result in annualized cost savings of at least $60 million.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $16.5 million in the first nine months of 2022, primarily severance costs. We recognized $4.6 million in net costs in the first nine months of 2023, primarily severance costs. The majority of the costs in both the 2023 and 2022 periods result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2023	2022	change	2023	2022	change
Reportable Segments:
North America	$(0.3)	(5.1)	(94)	$(4.3)	(12.6)	(66)
Latin America	(0.3)	(8.2)	(96)	(4.3)	(13.5)	(68)
Europe	0.2	(5.3)	fav	(4.0)	(7.5)	(47)
Rest of World	—	(1.0)	(100)	(0.7)	(1.1)	(36)
Total reportable segments	(0.4)	(19.6)	(98)	(13.3)	(34.7)	(62)
Corporate items	—	—	—	(1.3)	0.7	unfav
Total	$(0.4)	(19.6)	(98)	$(14.6)	(34.0)	(57)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2023 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $43.2 million in the first nine months of 2023.
•We derecognized a contingent consideration liability related to the NoteMachine business acquisition and recognized a gain of $4.8 million.
•We recognized $4.7 million in charges in Argentina in the first nine months of 2023 for an inflation-adjusted labor increase to expected payments to union workers of the Maco Transportadora and Maco Litoral businesses (together "Maco"). Although the Maco operations were acquired in 2017, formal antitrust approval was obtained in 2021, which triggered negotiation and approval of the expected payments in 2022. We recognized $12.5 million in related costs in 2022.
•Net charges of $3.4 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $2.0 million in integration costs, primarily related to PAI, in the first nine months of 2023.
•Transaction costs related to business acquisitions were $3.6 million in the first nine months of 2023.
•We recognized a $2.0 million loss on the disposition of Russia-based operations in the first nine months of 2023.
•Compensation expense related to the retention of key PAI employees was $1.3 million in the first nine months of 2023.

2022 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $37.4 million in the first nine months of 2022.
•We recognized $12.4 million in charges in Argentina in the first nine months of 2022 for expected payments to union workers of the Maco businesses.
•Net charges of $7.8 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first nine months of 2023, we recognized $30.3 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $23.9 million. In the first nine months of 2022, we recognized $27.1 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $24.4 million. These amounts are excluded from segment and non-GAAP results.

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

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine. In 2022, we recognized an additional $1.4 million adjustment and, in the first nine months of 2023, we recognized an additional $0.4 million adjustment to our estimated loss. The adjustments result from a change in currency rates. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 14 for details.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. In the first nine months of 2023, we incurred $0.7 million in costs related to mitigation of the material weakness. We did not incur any such costs in 2022.

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

At September 30, 2023, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2023, we had net monetary assets denominated in Argentine pesos of $74.1 million (including cash of $71.4 million) and net nonmonetary assets of $174.9 million (including $99.8 million of goodwill, $2.2 million in equity securities denominated in Argentine pesos and $38.6 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or conversion losses in the nine months ended September 30, 2023 or September 30, 2022.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2023, the notional value of our short term outstanding foreign currency forward and swap contracts was $574 million, with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At September 30, 2023, the fair value of our short term foreign currency contracts was a net asset of approximately $6.3 million of which $9.2 million was included in prepaid expenses and other and $2.9 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2022, the fair value of these foreign currency contracts was a net liability of approximately $7.0 million of which $3.5 million was included in prepaid expenses and other and $10.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Derivative instrument gains included in other operating income (expense)	$4.3	25.4	$22.9	58.4

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

At September 30, 2023, the notional value of this contract was $30 million with a weighted-average maturity of approximately 0.1 years. At September 30, 2023, the fair value of the cross currency swap contract was an asset of $7.2 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2022, the fair value of the cross currency swap contract was an asset of $14.6 million and was included in prepaid expenses and other on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Derivative instrument gains (losses) included in other operating income (expense)	$(0.5)	0.3	$(7.7)	(6.2)

Offsetting transaction gains (losses)	0.5	(0.3)	7.7	6.2

Derivative instrument losses included in interest expense	(0.2)	(0.3)	(0.7)	(1.0)

Net derivative instrument gains (losses)	(0.7)	—	(8.4)	(7.2)

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

In July 2023, we entered into a zero cost foreign exchange collar contract with a $215 million notional amount and a May 2026 expiration date. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $215 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we de-designated the existing $215 million notional cross currency swaps and re-designated the combined $215 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $215 million notional cross currency swaps had a non-zero fair value representing an off-market component of the participating cross currency swaps. The off-market value is being ratably amortized into earnings through May 2026. The combined cross currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.

At September 30, 2023, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.1 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.3 years for the cross currency swaps maturing in April 2031. At September 30, 2023, the fair value of these currency swaps was a net liability of $17.3 million of which $5.6 million was included in prepaid expenses and other and $22.9 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2022, the fair value of these currency swaps was a net liability of $11.7 million of which $5.6 million was included in prepaid expenses and other and $17.3 million was included in other liabilities on the condensed consolidated balance sheet. At September 30, 2023, the fair value of the zero cost collar was an asset of $2.6 million included in other assets on the condensed consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Net derivative instrument gains included in interest expense	$(1.2)	(1.3)	(4.1)	(4.4)

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2023	2022	change	2023	2022	change
Foreign currency items:
Transaction losses	$(4.6)	(32.7)	(86)	$(31.5)	(73.4)	(57)
Derivative instrument gains	4.3	25.4	(83)	22.9	58.4	(61)
Gains (losses) on sale of property and other assets	3.2	(0.1)	fav	1.4	1.4	—
Impairment losses	(3.0)	(4.9)	(39)	(7.2)	(7.9)	(9)
Indemnification asset adjustments	(1.4)	(7.8)	(82)	(4.0)	(7.8)	(49)
Share in earnings of equity affiliates	0.7	0.5	40	1.9	1.3	46
Royalty income	1.9	2.1	(10)	5.5	7.2	(24)
Contingent consideration liability adjustment	—	—	—	4.8	—	100
Other gains	0.2	1.8	(89)	3.0	2.4	25
Other operating income (expense)	$1.3	(15.7)	fav	$(3.2)	(18.4)	(83)

Nonoperating Income and Expense
Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2023	2022	change	2023	2022	change
Interest expense	$53.8	34.7	55	$151.5	95.0	59

Interest expense was higher in the first nine months of 2023 primarily due to higher interest rates on corporate debt. Borrowings were used to fund general corporate initiatives and other working capital needs.

Interest and other nonoperating income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2023	2022	change	2023	2022	change
Interest income	$12.9	8.1	59	$26.9	17.0	58
Gain (loss) on marketable securities(b)	(9.0)	0.3	unfav	(10.0)	(0.2)	unfav
Foreign currency transaction gains (losses)	0.9	1.6	(44)	(0.2)	3.9	unfav
Retirement benefit cost other than service cost	0.2	(3.1)	fav	1.0	(11.1)	fav
Argentina turnover tax	(2.4)	—	unfav	(4.3)	—	unfav
Non-income taxes on intercompany billings(a)	(0.4)	(0.6)	(33)	(1.3)	(1.8)	(28)
Other	0.7	—	fav	(0.4)	0.6	unfav
Interest and other nonoperating income (expense)	$2.9	6.3	(54)	$11.7	8.4	39

(a)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation
(b)Primarily related to realized loss on sales of available-for-sale debt securities in the third quarter of 2023.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Continuing operations
Provision (benefit) for income taxes (in millions)	$37.3	8.5	$81.0	(3.3)
Effective tax rate	43.0%	27.3%	44.2%	(2.5%)

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more-likely-than-not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we forecasted that Brink’s U.S. operations would no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $52.8 million benefit in our provision for income taxes for the period ended September 30, 2022.

In the second quarter of 2023, we concluded that changes in Brazilian tax law will allow Brazilian withholding taxes to be eligible for U.S. foreign tax credit treatment. Based on this conclusion, we expect to annually be generating more new foreign tax credits and utilizing fewer foreign tax carryforwards to offset taxes prior to their expiration. As a result, we recorded a $7.0 million tax expense in our provision for income taxes for the nine month period ended September 30, 2023. It is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

On July 21, 2023, the U.S. Treasury issued Notice 2023-55 (the "Notice") announcing temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit under the final foreign tax credit regulations mentioned above. The Notice will allow us to apply the pre-January 4, 2022 regulations in determining the creditability of foreign taxes for our 2022 and 2023 U.S. income tax filings. The impact in our provision for income taxes for the three and nine month periods ended September 30, 2023 is less than $1.0 million of tax expense.

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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2023	2022	change	2023	2022	change
Net income attributable to noncontrolling interests	$3.8	3.4	12	$10.1	9.3	9

The increase in net income attributable to noncontrolling interests in the three months ended September 30, 2023, and nine months ended September 30, 2023, in comparison to the three months and nine months ended September 30, 2022, is primarily attributable to higher 2023 operating results reported by certain subsidiaries that are not wholly-owned.

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

	YTD '23			YTD '22
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$183.3	81.0	44.2%	$131.8	(3.3)	(2.5)%
Retirement plans(d)	(6.2)	(1.3)		6.5	2.1
Reorganization and restructuring(b)	14.6	2.7		34.0	6.1
Acquisitions and dispositions(b)	57.3	7.7		63.1	14.5
Argentina highly inflationary impact(b)	53.6	(1.6)		29.0	(0.5)
Change in allowance estimate(b)	—	—		16.0	3.8
Valuation allowance on tax credits(e)	—	(6.7)		—	52.8
Chile antitrust matter(b)	0.4	0.1		1.1	0.3
Reporting compliance(b)	0.7	—		—	—
Income tax rate adjustment(c)	—	9.2		—	9.5
Non-GAAP	$303.7	91.1	30.0%	$281.5	85.3	30.3%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 43–45 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
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
(e)In the first nine months of 2022, we released a portion of our valuation allowance on certain U.S. deferred tax assets primarily related to foreign tax credit carryforward attributes with such amount being further adjusted in the first nine months of 2023. The valuation allowance release was due to new foreign tax credit regulations published by the U.S. Treasury in January 2022.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2023	2022	2023	2022
Revenues:
GAAP	$1,227.4	1,136.7	$3,629.0	3,344.6
Non-GAAP	$1,227.4	1,136.7	$3,629.0	3,344.6

Operating profit:
GAAP	$137.7	59.5	$323.1	218.4
Reorganization and restructuring(b)	0.4	19.6	14.6	34.0
Acquisitions and dispositions(b)	19.4	35.7	56.4	66.3
Argentina highly inflationary impact(b)	8.1	12.0	30.3	27.1
Change in allowance estimate(b)	—	(0.3)	—	16.0
Chile antitrust matter(b)	—	0.3	0.4	1.1
Reporting compliance(b)	0.7	—	0.7	—
Non-GAAP	$166.3	126.8	$425.5	362.9

Operating margin:
GAAP margin	11.2%	5.2%	8.9%	6.5%
Non-GAAP margin	13.5%	11.2%	11.7%	10.9%

Interest expense:
GAAP	$(53.8)	(34.7)	(151.5)	(95.0)
Acquisitions and dispositions(b)	0.2	0.3	0.7	1.0
Non-GAAP	$(53.6)	(34.4)	$(150.8)	(94.0)

Interest and other nonoperating income (expense):
GAAP	$2.9	6.3	$11.7	8.4
Retirement plans(d)	(2.1)	1.6	(6.2)	6.5
Acquisitions and dispositions(b)	(0.9)	(1.8)	0.2	(4.2)
Argentina highly inflationary impact(b)	22.7	0.4	23.3	1.9
Non-GAAP	$22.6	6.5	$29.0	12.6

Provision (benefit) for income taxes:
GAAP	$37.3	8.5	81.0	(3.3)
Retirement plans(d)	(0.6)	0.7	(1.3)	2.1
Reorganization and restructuring(b)	0.1	3.8	2.7	6.1
Acquisitions and dispositions(b)	3.3	12.7	7.7	14.5
Argentina highly inflationary impact(b)	(0.9)	—	(1.6)	(0.5)
Change in allowance estimate(b)	—	(0.1)	—	3.8
Valuation allowance on tax credits(e)	—	(2.2)	(6.7)	52.8
Chile antitrust matter(b)	—	0.1	0.1	0.3
Reporting compliance(b)	—	—	—	—
Income tax rate adjustment(c)	1.4	6.5	9.2	9.5
Non-GAAP	$40.6	30.0	$91.1	$85.3

Net income (loss) attributable to noncontrolling interests:
GAAP	$3.8	3.4	10.1	9.3
Retirement plans(d)	—	—	—	0.1
Acquisitions and dispositions(b)	0.3	0.3	0.8	0.8
Income tax rate adjustment(c)	0.1	(0.3)	(0.5)	(0.8)
Non-GAAP	$4.2	3.4	$10.4	9.4

Amounts may not add due to rounding.

See page 50 for footnote explanations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to Brink's:
GAAP	$45.7	19.2	$92.2	125.8
Retirement plans(d)	(1.5)	0.9	(4.9)	4.3
Reorganization and restructuring(b)	0.3	15.8	11.9	27.9
Acquisitions and dispositions(b)	15.1	21.2	48.8	47.8
Argentina highly inflationary impact(b)	31.7	12.4	55.2	29.5
Change in allowance estimate(b)	—	(0.2)	—	12.2
Valuation allowance on tax credits(e)	—	2.2	6.7	(52.8)
Chile antitrust matter(b)	—	0.2	0.3	0.8
Reporting compliance(b)	0.7	—	0.7	—
Income tax rate adjustment(c)	(1.5)	(6.2)	(8.7)	(8.7)
Non-GAAP	$90.5	65.5	$202.2	186.8

Diluted EPS:
GAAP	$0.97	0.41	$1.95	2.63
Retirement plans(d)	(0.03)	0.02	(0.11)	0.09
Reorganization and restructuring(b)	0.01	0.33	0.25	0.58
Acquisitions and dispositions(b)	0.31	0.45	1.02	1.00
Argentina highly inflationary impact(b)	0.67	0.26	1.17	0.62
Change in allowance estimate(b)	—	—	—	0.26
Valuation allowance on tax credits(e)	—	0.05	0.14	(1.10)
Chile antitrust matter(b)	—	—	0.01	0.02
Reporting compliance(b)	0.02	—	0.02	—
Income tax rate adjustment(c)	(0.03)	(0.13)	(0.18)	(0.18)
Non-GAAP	$1.92	1.38	$4.27	3.90

Amounts may not add due to rounding.

See page 50 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities improved $92.5 million in the first nine months of 2023 as compared to the first nine months of 2022. Cash used for investing activities increased by $35.8 million in the first nine months of 2023 compared to the first nine months of 2022. We financed our liquidity needs in the first nine months of 2023 with existing cash from operations.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2023	2022	change
Cash flows from operating activities
Operating activities - GAAP	$293.0	200.5	92.5
(Increase) decrease in restricted cash held for customers	44.9	4.4	40.5
(Increase) decrease in customer obligations(a)	5.5	(4.0)	9.5
Operating activities - non-GAAP	$343.4	200.9	142.5

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

GAAP
Cash flows from operating activities improved $92.5 million in the first nine months of 2023 compared to the same period in 2022. The increase was attributed to higher operating profit, lower amounts paid for income taxes (we had $74.5 million in cash payments for income taxes in 2023 as compared to $101.6 million in 2022) and working capital changes, partially offset by higher amounts paid for interest (we had $161.2 million in cash payments for interest in 2023 as compared to $88.7 million in 2022), restricted cash held for customers (restricted cash held for customers decreased by $44.9 million in 2023 compared to a decrease of $4.4 million in 2022), and changes in customer obligations related to certain of our secure cash management services operations (customer obligations decreased by $5.5 million in 2023 compared to an increase of $4.0 million in 2022).

Non-GAAP
Non-GAAP cash flows from operating activities improved $142.5 million in the first nine months of 2023 as compared to the same period in 2022. The increase was attributed to higher operating profit, lower amounts paid for income taxes and working capital changes, partially offset by higher amounts paid for interest.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2023	2022	change
Cash flows from investing activities
Capital expenditures	$(133.1)	(131.5)	(1.6)
Acquisitions, net of cash acquired	—	(14.2)	14.2
Dispositions, net of cash disposed	1.1	—	1.1
Marketable securities:
Purchases	(58.3)	(18.3)	(40.0)
Sales	48.7	7.7	41.0
Proceeds from sale of property and equipment	5.7	3.3	2.4
Proceeds from settlement of cross currency swap	—	64.3	(64.3)
Net change in loans held for investment	(12.3)	(23.3)	11.0
Other	(0.6)	(0.1)	(0.5)
Discontinued operations	0.9	—	0.9
Investing activities	$(147.9)	(112.1)	(35.8)

Cash used in investing activities increased by $35.8 million in the first nine months of 2023 versus the first nine months of 2022. The increase was primarily due to decreased proceeds from the settlement of the euro cross currency swaps, as discussed in Note 8, partially offset with net change in loans held for investment, as discussed in Note 13, and decreased payments for acquisitions.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2023	2022	change	2022
Property and equipment acquired during the period
Capital expenditures:
North America	$27.8	29.6	(1.8)	41.4
Latin America	35.2	39.0	(3.8)	50.1
Europe	41.5	32.8	8.7	50.5
Rest of World	23.1	25.5	(2.4)	34.4
Corporate	5.5	4.6	0.9	6.2
Capital expenditures - GAAP and non-GAAP	$133.1	131.5	1.6	182.6

Financing leases:(b)
North America	$42.0	30.1	11.9	46.3
Latin America	3.7	8.8	(5.1)	10.9
Europe	15.6	4.7	10.9	8.1
Rest of World	0.2	0.1	0.1	0.4
Financing leases - GAAP and non-GAAP	$61.5	43.7	17.8	65.7

Total:
North America	$69.8	59.7	10.1	87.7
Latin America	38.9	47.8	(8.9)	61.0
Europe	57.1	37.5	19.6	58.6
Rest of World	23.3	25.6	(2.3)	34.8
Corporate	5.5	4.6	0.9	6.2
Total property and equipment acquired	$194.6	175.2	19.4	248.3

Depreciation and amortization(a)
North America	$53.9	51.6	2.3	69.1
Latin America	40.0	36.8	3.2	49.1
Europe	41.1	27.8	13.3	39.6
Rest of World	17.8	17.7	0.1	23.6
Corporate	5.3	6.4	(1.1)	8.4
Depreciation and amortization - non-GAAP	$158.1	140.3	17.8	189.8
Argentina highly inflationary impact	3.8	2.1	1.7	2.9
Reorganization and Restructuring	1.2	0.1	1.1	1.0
Acquisitions and dispositions	—	—	—	0.1
Amortization of intangible assets	43.2	37.4	5.8	52.0
Depreciation and amortization - GAAP	$206.3	179.9	26.4	245.8
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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.3 for the 12 months ending September 30, 2023 compared to 1.4 for the 12 months ending September 30, 2022.

Capital expenditures in the first nine months of 2023 were primarily for cash devices, information technology, armored vehicles and machinery and equipment.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2023	2022	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$76.6	11.5	65.1
Long-term revolving credit facilities, net	(72.6)	217.0	(289.6)
Other long-term debt, net	(54.7)	149.5	(204.2)
Borrowings (repayments)	(50.7)	378.0	(428.7)

Acquisition of noncontrolling interest	(0.6)	(7.8)	7.2
Debt financing costs	—	(5.5)	5.5
Repurchase shares of Brink's common stock	(105.7)	(27.3)	(78.4)
Dividends to:
Shareholders of Brink’s	(29.7)	(28.3)	(1.4)
Noncontrolling interests in subsidiaries	(6.5)	(6.9)	0.4
Acquisition-related financing activities:
Cash paid for acquisition related settlements and obligations	(10.5)	(2.8)	(7.7)
Tax withholdings associated with share-based compensation	(7.6)	(10.2)	2.6
Other	3.9	2.7	1.2
Financing activities	$(207.4)	291.9	(499.3)

Debt borrowings and repayments
Cash flows from financing activities decreased by $499.3 million year over year as we had net cash used in financing activities of $207.4 million in the first nine months of 2023 compared to net cash provided by financing activities of $291.9 million in the first nine months of 2022. The change was driven primarily by a decrease in net borrowings compared to the prior year nine month period. Additionally, we used $105.7 million to repurchase shares of common stock in 2023, compared to $27.3 million in 2022.

Dividends
We paid dividends to Brink’s shareholders of $0.64 per share or $29.7 million in the first nine months of 2023 compared to $0.60 per share or $28.3 million in the first nine months of 2022. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2023	2022
Debt:
Short-term borrowings	$124.9	47.2
Long-term debt	3,294.2	3,355.6
Total Debt	3,419.1	3,402.8

Less:
Cash and cash equivalents	933.5	972.0
Amounts held by Cash Management Services operations(a)	(93.6)	(85.2)
Cash and cash equivalents available for general corporate purposes	839.9	886.8

Net Debt(b)	$2,579.2	2,516.0
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $71 million at September 30, 2023 and $58 million at December 31, 2022 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2023, and December 31, 2022.

Net Debt increased by $63 million primarily due to borrowings to support providing increased provisional credit from growth in our DRS line of business and to fund the share repurchase program.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of September 30, 2023, $437 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next 12 months.

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

During the first nine months ended September 30, 2023, we repurchased a total of 1,453,573 shares of our common stock for an aggregate of $105.7 million and an average price of $72.72 per share. These shares were retired upon repurchase. At September 30, 2023, $92 million remained available under the 2021 Repurchase Program.

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
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2022	Nine Months 2023	4th Quarter 2023	2024	2025	2026	2027

Primary U.S. pension plan
Beginning funded status	$(65.8)	(24.0)	(12.7)	(24.9)	(24.7)	(22.5)	(8.5)
Net periodic pension credit(a)	26.0	11.3	3.8	14.0	12.1	10.0	8.3
Payment from Brink’s	—	—	—	—	—	11.7	11.5
Benefit plan experience gain (loss)	15.8	—	(16.0)	(13.8)	(9.9)	(7.7)	(5.0)
Ending funded status	$(24.0)	(12.7)	(24.9)	(24.7)	(22.5)	(8.5)	6.3

UMWA plans
Beginning funded status	$(219.4)	(94.9)	(91.1)	(95.7)	(97.9)	(100.4)	(103.4)
Net periodic postretirement cost(a)	2.9	(0.6)	(0.2)	(2.2)	(2.5)	(3.0)	(3.4)
Benefit plan experience gain	58.5	—	—	—	—	—	—
Prior service credit(b)	66.7	—	—	—	—	—	—
Other	(3.6)	4.4	(4.4)	—	—	—	—
Ending funded status	$(94.9)	(91.1)	(95.7)	(97.9)	(100.4)	(103.4)	(106.8)

Black lung plans
Beginning funded status	$(101.3)	(75.8)	(73.0)	(70.4)	(65.3)	(60.5)	(56.1)
Net periodic postretirement cost(a)	(2.6)	(2.9)	(1.0)	(3.6)	(3.3)	(3.1)	(2.8)
Payment from Brink’s	8.8	5.7	3.6	8.7	8.1	7.5	6.9
Benefit plan experience gain	19.3	—	—	—	—	—	—
Ending funded status	$(75.8)	(73.0)	(70.4)	(65.3)	(60.5)	(56.1)	(52.0)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).
(b)The UMWA plan was updated to move to a fully insured medical program through Medicare Advantage and a prior service credit has been established.

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2022 or the first nine months of 2023. There are approximately 10,700 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2027

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2022	Nine Months 2023	4th Quarter 2023	FY2023	2024	2025	2026	2027
Primary U.S. pension plan	$(1.9)	(10.2)	(3.4)	(13.6)	(8.7)	(2.0)	5.0	11.1
UMWA plans	2.5	(3.6)	(1.5)	(5.1)	(2.5)	(2.5)	2.3	2.5
Black lung plans	9.8	6.4	2.1	8.5	7.8	7.3	6.8	6.3
Total	$10.4	(7.4)	(2.8)	(10.2)	(3.4)	2.8	14.1	19.9

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2027

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2022	Nine Months 2023	4th Quarter 2023	FY2023	2024	2025	2026	2027
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	11.7	11.5
Black lung plans	8.8	5.7	3.6	9.3	8.7	8.1	7.5	6.9
Total	$8.8	5.7	3.6	9.3	8.7	8.1	19.2	18.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.4	33.4	14.7	48.1	48.0	48.0	48.0	47.7
UMWA plans	20.3	15.6	4.4	20.0	19.9	19.8	19.6	19.5
Black lung plans	8.8	5.7	3.6	9.3	8.7	8.1	7.5	6.9
Total	$73.5	54.7	22.7	77.4	76.6	75.9	75.1	74.1

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 52 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2023.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Executive Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, as of the end of the period covered by this report, our CEO and CFO concluded that the material weakness previously identified in Item 9A. "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2022 was still present as of September 30, 2023. Based on that material weakness, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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
During the quarter ended September 30, 2023, we implemented a new financial consolidation system, Oracle Enterprise Performance Management (EPM) Cloud, to enhance efficiency, receive the latest features, and to accommodate our organization’s continued growth. As a result of the EPM Cloud system implementation, we modified certain existing internal controls, processes, and procedures, where necessary. There are inherent risks in implementing the EPM Cloud system and, accordingly, we will continue to evaluate the design and operating effectiveness of the related controls. Other than this change, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•risks associated with operating in foreign countries, including changing political, labor and economic conditions (including political conflict or unrest), regulatory issues (including the imposition of international sanctions, including by the U.S. government), military conflicts (including but not limited to the conflict in Israel and surrounding areas, as well as the possible expansion of such conflicts and potential geopolitical consequences), currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on our financial results as a result of jurisdictions' higher-than-expected inflation and those determined to be highly inflationary, and restrictive government actions, including nationalization;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2023:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through
July 31, 2023	—	$—	—	$180,284,154

August 1 through
August 31, 2023	549,781	$73.38	549,781	139,941,652

September 1 through
September 30, 2023	631,325	$75.74	1,181,106	92,123,370

(1)In the fourth quarter of 2021, we entered into a $250 million share repurchase program that expires on December 31, 2023. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Item 5.  Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit
Number

10.1	Consulting Agreement dated July 17, 2023, by and between The Brink's Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 19, 2023.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2023, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at September 30, 2023, and December 31, 2022, (ii)  the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

November 7, 2023	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)