Form 10-K
period 2023-12-31
BRINKS CO
filed 2024-02-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐                      No ☒
As of February 26, 2024, there were issued and outstanding 44,412,599 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2023, was $3,140,790,959 based on the closing sale price as reported on the New York Stock Exchange.
Documents incorporated by reference:  Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive 2024 Proxy Statement expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2023.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is a leading global provider of cash and valuables management, digital retail solutions, and ATM managed services. Our customers include financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 52 countries and agency relationships with companies in additional countries. We employ approximately 68,200 people and our operations include approximately 1,300 facilities and 16,400 vehicles.

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

Brink’s was founded in 1859 and The Brink’s Company was first incorporated in 1930 under the laws of the State of Delaware (at that time, the Company was named The Pittston Company).  It succeeded to the business of a Virginia corporation in 1986 and was renamed The Brink’s Company in 2003.  Our headquarters are located in Richmond, Virginia.  The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,”, “us,” “Brink’s,” or “the Company” throughout this Annual Report on Form 10-K for the period ended December 31, 2023 ("this Form 10-K").

Strategy

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

We will achieve Operational Excellence by leveraging the Brink's Business System to drive a continuous improvement culture focused on customer experience and by building scale by sharing activities, infrastructure and knowledge.

We will develop our Talent by attracting, developing, and empowering the best people, by strengthening core competencies across the company and by fostering an inclusive culture that inspires excellence.

To execute our objectives, we manage the business with multi-year plans. In our current strategic plan, we are focusing on the implementation of the strategic pillars across our service lines: Cash and Valuables Management, Digital Retail Solutions and ATM Managed Services. We remain focused on how we will accelerate revenue growth, margin improvement and cash flows and position Brink’s to win across the evolving payments ecosystem.

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

Cash and Valuables Management (79% of total revenues in 2023)

Cash and valuables management services are provided to customers throughout the world. Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers. Valuables management includes the transportation and storage of banknotes, precious metals and other valuables across the world. These services may be impacted by global economic conditions, interest rates as well as regional demand for precious metals and luxury goods. Cash and valuables management services generated approximately $3.9 billion of revenues in 2023 ($3.8 billion in 2022 and $3.7 billion in 2021).

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

Basic ATM services – We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment, treasury management and first line maintenance.

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

Digital Retail Solutions ("DRS"), and ATM Managed Services ("AMS") (21% of total revenues in 2023)

DRS and AMS are technology enabled services provided to customers throughout the world. Revenues are typically contractually recurring with multi-year terms. DRS and AMS services generated approximately $1.0 billion of revenues in 2023 ($0.7 billion in 2022 and $0.5 billion in 2021).

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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  Brink's name and marks are of material significance to our business.  We own patents for safes, cash devices and related processes, including Brink’s CompleteTM, CompuSafe®, iDeposit, and Daily Credit. Brink's patents will expire between 2028 and 2040.  These patents provide us with important advantages. However, we are not dependent on the existence of these patents.

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

At December 31, 2023, our company had approximately 66,000 full-time and 2,200 part-time employees. Approximately 88% or 60,100 of our employees are outside the United States. Of our approximately 8,100 employees in the United States, approximately 200 were classified as part-time employees. Certain employees in the United States provide corporate services for the various regions in which we operate.

During 2023, we continued to take steps to develop a deep talent pool to meet the ever-changing needs of our business. Specifically, we maintained focus on enhancing workforce planning, talent planning for critical roles, identifying high potential employees and enhancing our brand attractiveness by further establishing Brink’s as a company that is relevant, digital, inclusive and growing. We also continued to evaluate, and sought to maintain, the competitiveness of our compensation and benefits programs to assist with talent attraction and retention.

We continue to use employee opinion surveys to take the pulse of our employees on a global basis. In 2023, we conducted a global engagement survey and achieved our goal for employee participation. The results of this survey have helped us to better understand the thoughts and perspectives of our employees around the world, validate our existing strengths, and gain valuable insights for continuous improvement. We believe meaningful actions based on employee feedback gleaned in the survey will result in ongoing high engagement with our employees.

Globally, we are sharing our vision of a winning culture with our leadership through country communication plans and using global leadership training and performance assessments to reinforce our values and critical success factors throughout the organization. In 2023, we continued our focus on onboarding and other training programs for employees which are designed to represent our culture and values, focus on retention, increase employee engagement, reduce employee turnover and ensure that employees act in accordance with applicable law and industry best practices.

Employee Safety and Wellness
Employee safety is of paramount importance as we strive to bring every employee home safely every night. In this respect, we maintain our commitment to providing a safe workplace that protects against and limits personal injury and other types of harm for our employees and the communities in which we operate. We also follow international standards and regulations for employee safety and evaluate risks using both government-required procedures and best practices to ensure that we understand residual risk and appropriately protect our employees.

We believe in supporting our employees’ health and well-being. We continue to maintain a flexible work program that allows certain employees to work remotely as approved by their managers. For instance, in the U.S., we recently implemented a hybrid return to work policy referred to as “Flex and Connect,” which is intended to help our corporate employees maintain a reasonable professional/personal life balance as we continue to invest in and protect our strong Company culture and foster in-person creativity, collaboration, connection, and celebration. We also offer our employees a wide array of market-competitive benefits specific to the markets in which we operate, including life and health (medical, dental and vision) insurance, mental and emotional health resources, paid time off, retirement benefits, family leave and family care resources.

Diversity and Inclusion
We are committed to providing a diverse and inclusive workplace and culture. Accordingly, we continue to identify opportunities to execute on our commitment to diversity and inclusion (“D&I”). For instance, we continue to improve upon our aspiration to increase the representation of women in leadership, regularly reporting our progress to senior leadership and the Board.

We have a Diversity and Inclusion Council in each of the U.S., Europe, Asia and Latin America, made up of the Company’s senior leaders in various functions, and the executive sponsors and chairs of our employee resource groups (“ERGs”) (generally known as "affinity groups" outside of the U.S.) to promote a diverse and inclusive workplace and culture.

In the United States, we have dedicated ERGs for women, Black, Asian Pacific Islander and Latinx employees, as well as military veterans. In Brazil, Argentina, and Europe, we have affinity groups focusing on women, LGBTQ+ employees, and individuals with disabilities. Brazil specifically has a dedicated affinity group for Black employees. In Canada, Mexico, and Chile, affinity groups are in place to support women. In 2023, we expanded our affinity groups further by introducing two new affinity groups in Asia—one dedicated to India's women and another for Asia Diversity. In Latin America, a new ERG was formed in Chile focusing on cultural transformation.

We firmly believe that ERGs and affinity groups play a pivotal role in cultivating an inclusive culture within Brink's and providing crucial support. We remain steadfast in our commitment to supporting the formation and success of ERGs and affinity groups and continuing to champion D&I across our global enterprise.

Talent
To maintain a competitive workforce, we continually evolve and enhance how we train, identify and promote key talent. We also regularly evaluate and improve our employee review process – encouraging regular performance reviews and feedback that set clear expectations, motivate employees and reinforce the connection between pay and performance.

We are committed to accelerating the development of our leaders through various programs such as our “Future Leaders” program, which is designed to build capable and confident leaders that can lead and inspire a diverse workforce in an ever-changing environment. Future Leaders is an intense and immersive 10-month leadership development program for our emerging leaders. In 2024, we will have a cohort of leaders in our Europe, Middle East, Africa and Asia regions as well as in the Americas.

Labor Relations
As of December 31, 2023, approximately 29,000 of our employees in various countries in which we operate, or approximately 43% of our total workforce, were represented by trade union organizations and/or covered by collective bargaining agreements, which have various expiration dates from 2024 to 2028.

We are an equal opportunity employer and prohibit discrimination in employment decisions based upon any category protected by applicable federal, state, or local law. It is also our policy to provide employment opportunities without regard to race, color, age, sex, sexual orientation, religious creed, national origin or any other status protected by law.

We believe our employee relations are satisfactory.

For more information on our Sustainability Program, including our environmental, social and governance priorities, please refer to the 2022 Sustainability Report, which can be found on our Sustainability page on our website.

Business Divestitures
We exited our Russia-based operations in 2023 and recognized a $2.0 million loss on disposal.

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

Reorganization and Restructuring
2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously disclosed restructuring plan across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. In total, we have recognized $33.2 million in charges under the program, including $11.0 million in 2023. We expect total expenses from the program to be between $38 million and $42 million, primarily severance costs.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $43.6 million net costs in 2021, primarily severance costs. We recognized $16.6 million net costs in 2022, primarily severance costs. We recognized $6.6 million net costs in 2023. The majority of the costs in both the 2023 and 2022 periods result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic.

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

ITEM 1A.  RISK FACTORS

Business Risks

Our strategy may not be successful.

Our strategy is to grow Brink's by providing a superior customer experience and driving continuous improvement. We may not be successful in growing revenue in our services lines or in improving the cost to serve our customers through process improvements. We also may not be successful in strengthening and leveraging our IT capabilities to deliver tech-enabled services. If we are unable to achieve our strategic objectives and anticipated operating profit improvements, our results of operations and cash flows may be adversely affected.

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

We currently serve customers in more than 100 countries, including 52 countries where we operate subsidiaries. Seventy percent (70%) of our revenues in 2023 came from operations outside the U.S. We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

Additionally, Brink’s Capital LLC, a subsidiary of the Company, is federally registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and is currently registered and/or licensed in some, and may in the future be registered and/or licensed as a “money transmitter” or similar designation with various state or local jurisdictions in the U.S. related to delivering future products and services. These Registrations subject us to, among other things, having an effective anti-money laundering (AML) compliance program, record-keeping requirements and reporting requirements, and examination by state and federal regulatory agencies, and these and our other regulatory obligations may significantly increase our costs or impact our operations.

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

While we have historically experienced some level of ordinary course turnover of employees, labor shortages and turnover continue to be a widespread problem in the United States, resulting in higher labor costs. Labor is our largest operating cost. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, inflationary pressures on employee wages and salaries or other employee benefits costs, our operating expenses could increase and our growth and results of operations could be adversely impacted. We may be unable to increase prices in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if product prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales volumes.

Financial Risks

We have significant retirement obligations. Poor investment performance of retirement plan holdings and/or lower interest rates used to discount the obligations could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations. The funded status of the primary U.S. pension plan was approximately 98% as of December 31, 2023.  Based on our actuarial assumptions at the end of 2023, we do not expect to make contributions until 2027.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $348 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2023. These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans. These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2023, we had $170 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

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

It is possible that our restructuring plans may not achieve their intended results and may have other consequences, such as attrition beyond our planned reduction in workforce or our ability to attract highly skilled employees. As a result, our restructuring plans may affect our revenue and other operating results in the future.

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

Our senior secured credit facility, senior unsecured notes, letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants include a limit on the ratio of net secured debt to earnings before interest, taxes, depreciation and amortization and a limit on the ratio of earnings before interest, taxes, depreciation and amortization to interest expense. Other covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organization documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges and limit the ability to change the nature of our business. Although we believe none of these covenants are presently restrictive to operations, the ability to meet financial and other covenants can be affected by changes in our results of operations or financial condition. We cannot provide assurance that we will meet these covenants. A breach of these covenants could result in a default under existing credit facilities. Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit. The occurrence of these events would have a significant effect on our liquidity and cash flows.

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

Cybersecurity and Information Technology Risks

Risks associated with cybersecurity and information technology can expose Brink’s to business disruptions, cybersecurity breaches and regulatory violations.

We rely on our information technology ("IT") infrastructure, including the Brink's Global Information Security ("GIS") Program, which is designed to reduce risk by ensuring that computer systems are secure through protecting networks, systems, hardware, and data to mitigate cybersecurity risk and efficiently run our business.  If there were to be significant problems with our IT infrastructure, such as IT data center or system failures or unplanned system disruptions, failure to develop new technology platforms to support new initiatives and product and service offerings, or a failure of our GIS Program, it could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs. Remote work by our personnel and remote access to our systems have also increased significantly, which could increase our cybersecurity risk profile. We believe our cybersecurity risks will further increase as we expand services, complete mergers & acquisitions, and employ emerging technologies, mobile applications, third-party service providers and cloud-based services.  Hacking, phishing attacks, ransomware, insider threats, physical breaches or other actions may cause confidential information belonging to Brink’s, its employees or customers to be misused. Moreover, the techniques used to obtain unauthorized access to networks or to sabotage systems change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these emerging techniques, react in a timely manner, or implement adequate preventative measures. We have experienced cybersecurity incidents and unplanned system disruptions in the past, but none of these incidents or disruptions, individually or in the aggregate, have had a material adverse effect on our business, financial condition or results of operations. A significant cybersecurity incident that impacts our system, application or data center that houses sensitive and confidential data, including, but not limited to, personally identifiable information and business sensitive information, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, such an incident may result in significant challenges and costs related to coordination with third-party service providers in order to resolve related issues.

If our third-party providers do not respond in a timely manner to our needs, disaster recovery, business continuity and crisis management activities could be negatively impacted.  We have programs in place that are intended to identify, protect, detect, respond, and recover from cybersecurity incidents and breaches and that provides employee awareness training regarding cyber risks; however, due to evolving and advanced sophisticated attackers, cyber attacks remain increasingly difficult to detect and we may need to allocate additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. Cyber attacks and security breaches may also persist undetected over extended periods of time and may not be mitigated in a timely manner to minimize the impact of a cyber attacks or security breach. Any significant cybersecurity incident, involving Brink's or its third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the Company maintains cybersecurity insurance, the Company's insurance may not be adequate to cover all losses that may be incurred in the event of a significant disruption or failure of its information technology systems.

As a global company we must adhere to applicable laws and regulations in numerous regions regarding data privacy, data protection, and data security. Privacy and data protection laws vary between countries and are subject to interpretation, which may create inconsistent or conflicting requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law. Since its inception, more geographies in which we operate have enacted laws similar to GDPR, including several countries in Asia and states in the U.S. For example, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, imposes stringent data privacy and data protection requirements regarding the personal information of California residents, and provides for penalties for noncompliance, as well as a private right of action from individuals for certain security breaches. Additionally, the California Privacy Rights Act, which became effective on January 1, 2023, significantly modified the CCPA and has resulted in further uncertainty. The GDPR and these other privacy and data protection laws impose requirements related to the handling of personal data, mandates public disclosure of certain data breaches, and provides for substantial penalties for non-compliance. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs that are likely to increase over time. A breach of the GDPR or other such data protection regulations could result in regulatory investigations, reputational damages, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws, including representative actions and other class action-type litigation, which could amount to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm, all of which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Securities

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On November 2, 2023, the Board of Directors authorized a new share repurchase program that will expire on December 31, 2025. Under the new program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $500 million, excluding fees, commissions and other ancillary expenses. The new authorization replaced the prior $250 million program, which expired on December 31, 2023 with $28 million remaining available.

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

General Risks

The identification of a material weakness in our internal control over financial reporting in the future could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company, and the value of our common stock.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. The Company had a material weakness in its internal control over financial reporting identified during 2022, which was fully remediated by December 31, 2023; however, there can be no assurances that a material weakness will not occur in the future. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

The Company could be negatively affected as a result of the actions of activist or hostile shareholders.

Shareholder activism, which could take many forms and arise in a variety of situations, has been increasing among publicly traded companies. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially hindering the Company’s ability to execute its strategic plan and negatively affecting the trading value of our common stock. Additionally, shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. If the Company is targeted by an activist shareholder, it could incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results.

Negative public perception of our reputation or brand could lead to a loss of revenues or profitability.

We are a leading global provider of cash and valuables management, digital retail solutions and ATM managed services, and our success and longevity are based to a large extent on our reputation for trust, reliability and integrity. Our reputation or brand, particularly the trust placed in us by our customers, could be negatively impacted in the event of perceived or actual breaches in our ability to conduct our business ethically, securely and responsibly. In addition, we have licensing arrangements that permit certain entities to use Brink’s name and/or other intellectual property in connection with their businesses. If any of these entities experienced an actual or perceived breach in its ability to conduct its business ethically, securely or responsibly, it could have a negative effect on our name and/or brand. Any damage to our reputation or brand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business success depends on retaining our leadership team and attracting and retaining qualified personnel.

Talent is a key enabler of our strategy. Our future success depends, in part, on the continuing services and contributions of our leadership team to execute on our strategic plan and to identify and pursue new opportunities. Our future success also depends, in part, on our continued ability to attract and retain the skills and capabilities in the many countries we operate. Any unplanned turnover in senior management or inability to attract and retain a workforce with the skills and in the locations we need to operate and grow our business could have a negative effect on our results. Unplanned turnover in key leadership positions within the Company may adversely affect our ability to manage the company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of current personnel, any of which could have a material adverse effect on our business and overall results.

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” "could," “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: the impact of the Company's ongoing transformation initiatives; costs associated with labor rate increases related to future payments to the Maco unions; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities, including the global restructuring activities implemented in the third quarter of 2022; our ability to consummate acquisitions and integrate their operations successfully, collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of foreign currency forward and swap contracts; our effective tax rate, including the impact of Pillar Two rules; realization of deferred tax assets; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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
•pandemics, acts of terrorism, strikes or other extraordinary events that negatively affect global or regional cash commerce;
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Overview
The Company’s Global Chief Information Officer (“Global CIO”) leads all aspects of the Company’s information technology (“IT”) strategy, including digital capabilities and information systems. The Company’s Global Chief Information Security Officer (“Global CISO”), who reports to the Global CIO, is responsible for leading our enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, including the Brink’s Global Information Security (“GIS”) Program. The Global CIO, with support from the Global CISO, provides periodic reports to the Board of Directors (the “Board”), the Chief Executive Officer, the Chief Financial Officer (“CFO”) (to whom the Global CIO reports) and other members of our senior management. These reports include updates on our cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. The GIS Program is regularly evaluated internally and externally, including by third-party experts, and the results of those evaluations are reported to senior management and the Board. The Company also actively engages with key vendors, industry participants and intelligence and law enforcement communities as part of its continuing efforts to evaluate and enhance the effectiveness of its information security program, policies and procedures.

Cybersecurity Risk Management and Strategy

The Company’s Processes for Assessing, Identifying, and Managing Material Cybersecurity Risks
The Company's processes for assessing, identifying, and managing cybersecurity risks generally follow frameworks established by the International Organization for Standardization (ISO) and the U.S. National Institute of Standards and Technology (NIST). The Company relies on its IT infrastructure, including the GIS Program, which is designed to reduce cybersecurity risks by ensuring that computer systems are secure through protecting networks, systems, applications, hardware, and data to mitigate cyber attacks. Our business includes managing, processing, storing and transmitting proprietary and confidential data, including personally identifiable information and other confidential information. The Company’s IT infrastructure and GIS Program are critical to its business activities, and any unauthorized access to, unplanned disruptions or failures of, or cybersecurity attacks, on these systems pose risks to our business, financial condition and results of operations.

The Company has an enterprise risk management ("ERM") program, for which the Board has oversight responsibility. Under the ERM program, senior leaders from across the Company’s global footprint annually evaluate risks according to likelihood, significance and velocity to identify and prioritize the most significant risks facing the Company. "IT and Cybersecurity risk" has been identified as part of the ERM program as a significant risk, and the CFO is assigned to this risk area to ensure the development of mitigation plans, monitor progress against those plans, and maintain and measure against a set of key risk indicators.

In addition, the Company’s Global Security Operations Center (the “GSOC”), an internal monitoring and reporting center that is a part of the GIS Program, provides 24/7 monitoring, detection and response capabilities for cybersecurity events. The GSOC also analyzes cyber threat intelligence from a variety of paid and non-paid sources..

Cybersecurity Risk Management and Mitigation
The Global CISO manages our risk monitoring and mitigation processes and is responsible for cybersecurity risk management. The Company has adopted physical, technological and administrative cybersecurity controls and has defined procedures for incident detection, containment, response and remediation. The Global CISO works with business units and IT to ensure the appropriate policies are in place and to improve efficiency. Our global IT governance, risk and compliance team, which is a part of the GIS Program, manages IT general controls and cybersecurity best practices. We have an internal cybersecurity incident response plan designed to minimize the impact of cyber incidents and ensure consistent responses to any such incident. This plan undergoes regular reviews and updates.

The Company builds information security awareness among our employees by conducting regular training on our cybersecurity and data protection policies and executing vulnerability testing with employee simulated email threats. The Company also regularly updates employees on cybersecurity issues, assesses for susceptibility to email phishing and provides tools to alert the global information security team to potential phishing activity. Our employees have multiple mechanisms for reporting cybersecurity and data privacy concerns to the Company, including the Brink’s GSOC and the Brink’s Ethics Hotline. We believe providing ongoing training and real-world learnings to the Company’s workforce is a crucial part of ensuring security and defending against future attacks.

The Company internally assesses its cybersecurity regularly and engages a third-party external auditor to conduct annual cybersecurity risk assessments , both of which allow us to identify key cybersecurity and data protection risks and develop plans, policies, and procedures to mitigate such risks.

We also have a vulnerability management program in place that is designed to protect our external and internal networks and critical assets. In addition, we have designed policies and procedures so that our Disclosure Committee, which is composed of members of management and is co-chaired by the Company’s CFO and General Counsel, is appropriately informed of significant cybersecurity matters to ensure compliance with applicable cybersecurity disclosure requirements for our public filings. The Disclosure Committee meets on a quarterly basis and more often as necessary.

We maintain cybersecurity insurance and regularly consult with third-party cybersecurity experts during our review of cybersecurity controls in place. We also perform periodic assessments of our key vendors, which allows the Company to identify vendor cybersecurity risks and to develop reasonable mitigation plans.

Impacts of Cybersecurity Threats and Prior Incidents
We have experienced and expect to continue to experience cybersecurity attacks and have expended human and financial resources to respond to such attacks.

Although we have taken significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. As of December 31, 2023, management has determined that none of the cyberattacks we have experienced, individually or in the aggregate, have had a material adverse effect on our business, financial condition, or results of operations, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information about these risks, see the risk factor titled “Risks associated with information technology can expose Brink’s to business disruptions, cybersecurity breaches and regulatory violations” under Item 1A of this Annual Report on Form 10-K and incorporated by reference herein.

Cybersecurity Governance

Board’s Oversight of Risks from Cybersecurity Threats
The Board oversees our ERM program, including the review of cybersecurity and IT risks. The Board is also regularly briefed by the Global CIO, with the support of the Global CISO, on our cybersecurity risk management framework and completed, ongoing and planned actions relating managing to cybersecurity risks. These reports also include updates on the status of projects to strengthen our information security systems, recent assessments of the information security program and the emerging threat landscape.

Management’s Role in Assessing and Managing our Material Risks from Cybersecurity Threats
Ms. Sethi serves as the Company’s Global CIO and reports to Kurt McMaken, the Company’s CFO. Ms. Sethi has over 25 years of experience in the IT field and oversees all aspects of our IT, from planning and implementing enterprise IT systems to improving service quality, compliance and corporate development. Ms. Sethi sets our strategic vision and roadmap to define, build and optimize our IT systems, policies and operations. Ms. Sethi regularly reports to the Board regarding cybersecurity risks.

James Holley, the Global CISO, oversees our information, cyber, and technology security and reports to Neelu Sethi, the Company’s Global CIO. Mr. Holley has over 30 years of leadership, operational and technical experience in information security. He leads the development, implementation and enforcement of security policies and data breach resiliency plans, as well as works with internal and external cybersecurity and IT teams to monitor and maintain the security of our IT infrastructure. Mr. Holley holds a Master's Degree in Computer Science with a concentration in information security as well as multiple information security certifications.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2023.

	Facilities			Vehicles
Segments	Leased	Owned	Total	Leased	Owned	Total

North America	234	35	269	3,309	944	4,253
Latin America	333	83	416	834	4,216	5,050
Europe	155	36	191	2,656	1,758	4,414
Rest of World	414	9	423	867	1,801	2,668
Corporate Items	5	—	5	—	—	—
Total	1,141	163	1,304	7,666	8,719	16,385

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following is a list as of February 29, 2024, of the names and ages of the executive officers of the Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Mark Eubanks	51	President and Chief Executive Officer	2022
Kurt B. McMaken	54	Executive Vice President and Chief Financial Officer	2022
Dominik Bossart	49	Executive Vice President and President, Latin America and Brink's Global Services	2023
Elizabeth A. Galloway	46	Executive Vice President and Chief Human Resources Officer	2023
Lindsay K. Blackwood	47	Executive Vice President, General Counsel and Corporate Secretary	2021
James K. Parks	55	Executive Vice President and President, Europe, Middle East, Africa and Asia	2023
Daniel J. Castillo	55	Executive Vice President and President, North America	2022

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

Mr. Bossart was appointed as Executive Vice President and President, Latin America and Brink's Global Services in May 2023. Prior to that, he served as Executive Vice President and President MEA, Asia and Brink’s Global Services from September 2021 to May 2023. Prior to that, he served as Senior Vice President from July 2019 until September 2021. From 2014 to 2019, he led the Brink’s Global Services business in the Americas and the Company’s cash-in-transit business in South America (with the exception of Mexico and Brazil).

Ms. Galloway was appointed as the Company’s Executive Vice President and Chief Human Resources Officer in May 2023. Prior to that, she served as Executive Vice President and Chief Human Resources Officer at Invitation Homes, Inc. from 2019 to May 2023. Prior to that, she served as Chief Human Resources Officer at At Home Group Inc. ("At Home") from 2018 to 2019. Before At Home, Ms. Galloway also served in human resources leadership roles at PepsiCo, Inc., Owens Corning, and Marathon Petroleum Corporation.

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

Mr. Parks was appointed as Executive Vice President and President, Europe, Middle East, Africa and Asia in May 2023. Prior to that, he served as Executive Vice President and President of Europe from September 2021 to May 2023 and, before that, as Senior Vice President from December 2020 to September 2021. He has oversight responsibility for the Company's operations in Europe. From January to December 2020 Mr. Parks was Senior Vice President, Strategy Deployment & Execution. From 2018 to January 2020, he was Senior Vice President, Integration. From 2015 to 2018 he served as the President and General Manager of Brink’s Canada.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 26, 2024, there were 1,004 shareholders of record of common stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Share Repurchase Program
On November 2, 2023, our Board of Directors authorized a $500 million share repurchase program that expires on December 31, 2025 (the “2023 Repurchase Program”).

Under the 2023 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The.timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the 2023 Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise.

In October 2021, we announced that our Board of Directors authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. In 2022, we repurchased a total of 948,395 shares of our common stock for an aggregate of $52.2 million and an average price of $55.01 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023 with approximately $28 million remaining available.

Our Board of Directors previously authorized a $250 million repurchase program (the “2020 Repurchase Program”) in February 2020.
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

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 through
October 31, 2023	306,508	$70.71	306,508	$70,449,787

November 1 through
November 30, 2023	298,380	$74.09	604,888	48,343,349

December 1 through
December 31, 2023	239,494	$85.08	844,382	27,967,551

(1)On October 27, 2021, the Company's Board of Directors approved a $250 million share repurchase program that expired on December 31, 2023, with approximately $28 million remaining under the program.

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

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2018, through December 31, 2023.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023

300.00
250.00
200.00
150.00
100.00
50.00
0.00
2018
2019
2020
2021
2022
2023
The Brink's Company
S&P MidCap 400 Index
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2018	2019	2020	2021	2022	2023

The Brink's Company	$100.00	141.27	113.61	104.52	86.75	143.83
S&P MidCap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
Peer Group	100.00	138.62	154.49	204.70	198.74	246.80
(a)For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2018.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2018, through December 31, 2023, with the value of each index set to $100 on December 31, 2018.  Total return assumes reinvestment of dividends. We chose the S&P Midcap 400 Index and our custom peer group as we are included in the S&P Midcap 400 Index, and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2023 AND 2022
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2023

The discussion of operating results and financial condition comparing 2022 versus 2021 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K"), starting on page 20.

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

Digital Retail Solutions ("DRS") and ATM Managed Services ("AMS")
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

Operating results may vary from period to period.  Our cash and valuables management revenues are generated from charges per service performed or based on the value of goods transported, which may be affected by both the level of economic activity and the volume of business for specific customers.  We also periodically incur costs to change the scale of our operations when volumes increase or decrease.  Incremental costs incurred usually relate to increasing or decreasing the number of employees and increasing or decreasing branches or administrative facilities.  In addition, security costs can vary depending on performance, the cost of insurance coverage, and changes in crime rates (e.g., attacks and robberies).

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

	Years Ended December 31,			% change
(In millions, except for per share amounts)	2023	2022	2021	2023	2022

GAAP
Revenues	$4,874.6	4,535.5	4,200.2	7	8
Cost of revenues	3,707.1	3,461.9	3,235.8	7	7
Selling, general and administrative expenses	688.1	687.0	629.7	—	9
Operating profit	425.2	361.3	354.7	18	2
Income (loss) from continuing operations(a)	86.0	173.5	103.1	(50)	68
Diluted EPS from continuing operations(a)	$1.83	3.63	2.06	(50)	76

Non-GAAP(b)
Non-GAAP revenues	$4,874.6	4,535.5	4,200.2	7	8
Non-GAAP operating profit	615.0	550.3	470.5	12	17
Non-GAAP income from continuing operations(a)	344.6	286.4	237.9	20	20
Non-GAAP diluted EPS from continuing operations(a)	$7.35	5.99	4.75	23	26
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 35–37.

GAAP Basis
Analysis of Consolidated Results: 2023 versus 2022
Consolidated Revenues  Revenues increased $339.1 million due to organic increases in Latin America ($282.0 million), Europe ($71.4 million), Rest of World ($22.7 million), and North America ($18.3 million) and the favorable impact of acquisitions ($105.5 million), partially offset by the unfavorable impact of currency exchange rates ($160.8 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 9% on an organic basis primarily due to inflation-based price increases and growth in AMS and DRS revenue. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 7% to $3,707.1 million primarily due to higher revenue, including the impact of acquisitions, partially offset by the impact of currency exchange rates and lower costs related to restructuring actions and cost productivity. Selling, general and administrative costs increased 0.2% to $688.1 million primarily due to organic increases in labor and other administrative costs and the impact of acquisitions partially offset by the 2022 unfavorable impact of a change in allowance estimate ($15.6 million) due to a modification in our methodology to estimate the allowance for doubtful accounts and the impact of currency exchange rates.

Consolidated Operating Profit Operating profit increased $63.9 million due mainly to:
•organic increases in Latin America ($77.4 million), North America ($25.2 million), Europe ($9.1 million), and Rest of World ($3.3 million),
•lower costs incurred related to reorganization and restructuring ($21.2 million),
•favorable operating impact of business acquisitions ($16.1 million), excluding intangible amortization and acquisition-related charges,
•lower costs related to the impact of a change in allowance estimate ($15.6 million) recorded in 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts,
•lower costs related to business acquisitions and dispositions ($15.7 million), including the impact of acquisition-related charges and intangible asset amortization, included in "Other items not allocated to segments", and
•lower corporate expenses on an organic basis ($4.8 million),

partially offset by:
•unfavorable changes in currency exchange rates ($118.5 million) primarily driven by the Argentine peso.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $87.5 million to $86.0 million due to higher income tax expense ($97.8 million) and higher interest expense ($65.0 million), partially offset by the increase in operating profit mentioned above, higher interest and other nonoperating income ($10.7 million), and lower noncontrolling interest ($0.7 million). Diluted earnings per share from continuing operations was $1.83, down from $3.63 in 2022.

Non-GAAP Basis
Analysis of Consolidated Results: 2023 versus 2022
Non-GAAP Consolidated Revenues  There is no difference between GAAP and Non-GAAP revenue amounts for the periods presented. See page 24 for details.

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $64.7 million due mainly to:
•organic increases in Latin America ($77.4 million), North America ($25.2 million), Europe ($9.1 million), and Rest of World ($3.3 million),
•the favorable operating impact of business acquisitions ($16.1 million), excluding intangible amortization and acquisition-related charges, and
•lower corporate expenses on an organic basis ($4.8 million), partially offset by:
•unfavorable changes in currency exchange rates ($71.2 million), driven primarily by the Argentine peso.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $58.2 million to $344.6 million due to the operating profit increase mentioned above, higher interest and other nonoperating income ($45.7 million), lower income tax expense ($12.3 million), and lower noncontrolling interest ($0.9 million), partially offset by higher interest expense ($65.4 million). Diluted earnings per share from continuing operations was $7.35, up from $5.99 in 2022.

Revenues and Operating Profit by Segment

		Organic	Acquisitions /			% Change
(In millions)	2022	Change	Dispositions(a)	Currency(b)	2023	Total	Organic
Revenues:
North America	$1,584.1	18.3	3.2	(4.5)	1,601.1	1	1
Latin America	1,210.6	282.0	2.5	(162.8)	1,332.3	10	23
Europe	931.4	71.4	107.0	27.0	1,136.8	22	8
Rest of World	809.4	22.7	(7.2)	(20.5)	804.4	(1)	3
Segment revenues(c)	4,535.5	394.4	105.5	(160.8)	4,874.6	7	9

Revenues - GAAP	$4,535.5	394.4	105.5	(160.8)	4,874.6	7	9

Operating profit:
North America	$159.1	25.2	0.8	0.1	185.2	16	16
Latin America	277.7	77.4	0.8	(75.6)	280.3	1	28
Europe	98.4	9.1	13.5	4.0	125.0	27	9
Rest of World	163.9	3.3	1.0	(4.1)	164.1	—	2
Segment operating profit	699.1	115.0	16.1	(75.6)	754.6	8	16
Corporate(d)	(148.8)	4.8	—	4.4	(139.6)	(6)	(3)
Operating profit - non-GAAP	550.3	119.8	16.1	(71.2)	615.0	12	22

Other items not allocated to segments(e)	(189.0)	30.8	15.7	(47.3)	(189.8)	—	(16)
Operating profit (loss) - GAAP	$361.3	150.6	31.8	(118.5)	425.2	18	42

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
(e)See pages 28–30 for more information.

Analysis of Segment Results: 2023 versus 2022

North America
Revenues increased 1% ($17.0 million) primarily due to a 1% organic increase ($18.3 million) and the favorable impact of acquisitions ($3.2 million), partially offset by the unfavorable impact of currency exchange rates ($4.5 million) from the Canadian dollar. Organic revenue increased primarily due to price increases in the U.S. partially offset by volume reductions due to the rationalization of our customer portfolio to optimize profitability and lower BGS revenue. Operating profit increased ($26.1 million), primarily due to a 16% organic increase ($25.2 million), the favorable impact of acquisitions ($0.8 million), and favorable impact of currency exchange rates ($0.1 million). The organic increase resulted primarily from higher revenue which outpaced the impact of labor and other cost increases, the impact of cost savings related to restructuring primarily in the U.S., and cost productivity.

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

Latin America
Revenues increased 10% ($121.7 million) primarily due to a 23% organic increase of ($282.0 million) and the favorable impact of acquisitions ($2.5 million), partially offset by the unfavorable impact of currency exchange rates ($162.8 million), primarily from the Argentine peso partially offset by favorable impact from the Mexican peso. The organic increase was driven by inflation-based price increases across the segment and growth in AMS and DRS revenue. Operating profit was up 1% ($2.6 million) primarily due to a 28% organic increase ($77.4 million) and the favorable impact of acquisitions ($0.8 million), partially offset by unfavorable currency exchange rates ($75.6 million). The organic increase was driven by higher revenue which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 22% ($205.4 million) due to the favorable impact of the NoteMachine acquisition ($107.0 million), a 8% organic increase ($71.4 million), and the favorable impact of currency exchange rates ($27.0 million). The favorable currency impact was driven by the euro. The organic increase was primarily due to price increases throughout the segment and the growth of AMS and DRS revenue. Operating profit increased ($26.6 million) primarily due to the favorable impact of acquisitions ($13.5 million), an organic increase ($9.1 million), and the favorable impact of currency exchange rates ($4.0 million). The organic increase was primarily driven by higher revenue which outpaced the impact of labor and other cost increases and the revenue mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues decreased 1% ($5.0 million) due to the unfavorable impact of currency exchange rates ($20.5 million) and dispositions ($7.2 million), partially offset by a 3% organic increase ($22.7 million). The organic increase was primarily due to growth in AMS and DRS. Operating profit increased $0.2 million primarily due to a 2% organic increase ($3.3 million) and the favorable impact of dispositions ($1.0 million), partially offset by the unfavorable impact of currency exchange rates ($4.1 million), driven by most currencies throughout the segment. The disposition impact relates to the disposition of our Russian based operations. The organic increase was primarily due to the impact of labor and other operational cost saving actions throughout the segment and the revenue mix benefit of higher AMS and DRS revenue.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Years Ended December 31,			% change
(In millions)	2023	2022	2021	2023	2022

General, administrative and other expenses	$(152.8)	(161.5)	(141.7)	(5)	14
Foreign currency transaction gains (losses)	15.3	10.9	2.7	40	fav
Reconciliation of segment policies to GAAP	(2.1)	1.8	(17.5)	unfav	fav
Corporate expenses	$(139.6)	(148.8)	(156.5)	(6)	(5)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses in 2023 decreased $9.2 million versus the prior year. This was primarily driven by lower net compensation costs, including share-based compensation and bonus accruals ($24.1 million), as well as an increase in foreign currency transaction gains ($4.4 million). These lower costs were partially offset by increased charges related to insurance and security losses ($10.8 million), higher professional fees ($5.3 million) and higher bad debt expense ($3.5 million) reported as part of the reconciliation of segment policies to U.S. GAAP.

Historically, all Brink’s business units followed an internal accounting policy for determining an allowance for doubtful accounts. The allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. In 2021, the Corporate reconciling adjustment was an increase of Corporate expense of $17.5 million. The 2021 increase was primarily from a change in the first quarter of 2021 to the allowance calculation method of the North America segment’s U.S. business. This change resulted in a $12.3 million increase to Corporate expense offset by a $12.3 million operating profit increase in the North America segment, resulting in no impact to consolidated operating profit for the first quarter of 2021. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences. Other than for the U.S. business, the reconciling differences were not significant. The bad debt expense increase excludes the impact of the internal loss in our U.S. global services operations described on the page 30.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2023	2022	2021	2023	2022
Operating profit:
Reorganization and Restructuring	$(17.6)	(38.8)	(43.6)	(55)	(11)
Acquisitions and dispositions	(70.6)	(86.6)	(71.9)	(18)	20
Argentina highly inflationary impact	(86.8)	(41.7)	(11.9)	unfav	unfav
Transformation initiatives	(5.5)	—	—	unfav	—
Non-routine auto loss matter	(8.0)	—	—	unfav	—
Change in allowance estimate	—	(15.6)	—	(100)	unfav
Ship loss matter	—	(4.9)	—	(100)	unfav
Chile antitrust matter	(0.5)	(1.4)	(9.5)	(64)	(85)
Internal loss	—	—	21.1	—	(100)
Reporting compliance	(0.8)	—	—	unfav	—
Operating profit	$(189.8)	(189.0)	(115.8)	—	63

Reorganization and Restructuring
2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously disclosed restructuring program across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. In total, we have recognized $33.2 million in charges under this program, including $11.0 million in 2023. We expect total expenses from the program to be between $38 million and $42 million. When completed, the current restructuring actions are expected to reduce our workforce by 3,200 to 3,400 positions and result in annualized cost savings of approximately $60 million.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $43.6 million of net costs in 2021, primarily severance costs. We recognized $16.6 million of net costs in 2022, primarily severance costs. We recognized $6.6 million of net costs in 2023. The majority of the costs in both 2023 and 2022 periods result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Years Ended December 31,			% change
(In millions)	2023	2022	2021	2023	2022
Reportable Segments:
North America	$(4.2)	(11.8)	0.1	(64)	unfav
Latin America	(4.9)	(15.7)	(13.0)	(69)	21
Europe	(6.1)	(9.7)	(27.6)	(37)	(65)
Rest of World	(1.2)	(1.2)	(3.2)	—	(63)
Total reportable segments	(16.4)	(38.4)	(43.7)	(57)	(12)
Corporate items	(1.2)	(0.4)	0.1	unfav	unfav
Total	$(17.6)	(38.8)	(43.6)	(55)	(11)

Acquisitions and dispositions  Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2023 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $57.8 million in 2023.
•We derecognized a contingent consideration liability related to the NoteMachine business acquisition and recognized a gain of $4.8 million. We also derecognized a contingent consideration liability related to the Touchpoint 21 acquisition and recognized a gain of $1.4 million.
•We recognized $4.9 million in charges in Argentina in 2023 for an inflation-adjusted labor increase to expected payments to union workers of the Maco Transportadora and Maco Litoral businesses (together, "Maco"). Although the Maco operations were acquired in 2017, formal antitrust approval was obtained in 2021, which triggered negotiation and approval of the expected payments in 2022.
•Net charges of $3.4 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $2.2 million in integration costs, primarily related to PAI, in 2023.
•Transaction costs related to business acquisitions were $4.2 million in 2023.
•We recognized a $2.0 million loss on the disposition of Russia-based operations in 2023.
•Compensation expense related to the retention of key PAI employees was $1.6 million in 2023.

2022 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $52.0 million in 2022.
•We recognized $12.5 million in charges in Argentina in 2022 for expected payments to union workers of the Maco businesses.
•Net charges of $7.8 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $4.8 million in integration costs, primarily related to PAI and G4S, in 2022.
•Transaction costs related to business acquisitions were $5.6 million in 2022.
•Restructuring costs related to acquisitions were $0.2 million in 2022.
•Compensation expense related to the retention of key PAI employees was $3.5 million in 2022

2021 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $47.7 million in 2021.
•We incurred $10.5 million in integration costs related primarily to G4S in 2021.
•Transaction costs related to business acquisitions were $6.5 million in 2021.
•Restructuring costs related to acquisitions were $5.3 million in 2021.
•Compensation expense related to the retention of key PAI employees was $1.8 million in 2021.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In 2021, we recognized $11.9 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $9.0 million. In 2022, we recognized $41.7 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $37.6 million. In December 2023, the administration of the newly inaugurated President of Argentina allowed the peso to devalue by more than 50%. In total, in 2023, the Argentine peso declined approximately 79%. In 2023, we recognized $86.8 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $79.1 million. These amounts are excluded from segment and non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model in the U.S., with expectations to then leverage the transformation changes and learnings globally. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we have incurred $5.5 million of expense in 2023. The transformation costs primarily include third party professional services and project management charges and are excluded from segment and non-GAAP results.

Non-routine auto loss matter In 2023, a Brink’s employee was involved in a motor vehicle accident with unique circumstances that resulted in the death of a third party and, in connection with the ensuing litigation, Brink’s recognized an $8.0 million charge. Due to the unusual nature of the contingency, we have excluded this charge from segment and non-GAAP results.

Change in allowance estimate In the first quarter of 2022, we refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the subsequent quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections. Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded these amounts from segment and non-GAAP results.

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

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine. In 2022, we recognized an additional $1.4 million adjustment and, in 2023, we recognized an additional $0.5 million adjustment to our estimated loss. The adjustments result from a change in currency rates. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 23 for details.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2020, we incurred $0.3 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger.

Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. In 2021, we recognized a decrease in bad debt expense of $3.7 million, primarily related to collection of receivables previously recognized as bad debt expense. We also recognized $1.3 million of legal charges in 2021 as we attempted to collect additional insurance recoveries related to these receivables losses. In the fourth quarter of 2021, we successfully collected $18.8 million of insurance recoveries related to these internal losses. In 2022 and 2023, we did not incur any charges related to the internal loss. Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded these amounts from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. In 2023, we incurred $0.8 million in costs related to remediation of the material weakness. We did not incur any such costs in 2022 or 2021.

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2023	2022	2021	2023	2022

Foreign currency items:
Transaction losses	$(85.1)	(68.7)	(30.5)	24	unfav
Derivative instrument gains (losses)	21.3	42.0	24.2	(49)	74
Royalty income	7.5	9.1	5.6	(18)	63
Impairment losses	(10.3)	(9.0)	(9.5)	14	(5)
Indemnification asset adjustments	(3.4)	(7.8)	—	(56)	unfav
Contingent consideration liability adjustments	6.2	—	—	fav	—
Gains on sale of property and other assets	1.9	2.7	—	(30)	fav
Share in earnings of equity method affiliates	2.8	2.1	1.1	33	91
Insurance recoveries - Internal Loss	—	—	18.8	—	(100)
Gains related to litigation	—	—	4.4	—	(100)
Indemnity for forced relocation	—	—	1.7	—	(100)
Other	4.9	4.3	4.2	14	2
Other operating income (expense)	$(54.2)	(25.3)	20.0	unfav	unfav

2023 versus 2022
We reported other operating expense of $54.2 million in 2023 versus other operating expense of $25.3 million in the prior year. The change was primarily due to higher net losses of $37.1 million from foreign currency items in 2023 driven by remeasurement losses due to the highly inflationary economy in Argentina. The higher currency losses were partially offset by gains from contingent consideration liability adjustments in 2023 along with lower losses due to acquisition-related tax indemnification asset adjustments in the current year. The foreign currency items above do not include business acquisition-related currency items which are reported in interest and other nonoperating income (expense).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2023	2022	2021	2023	2022

Interest expense	$203.8	138.8	112.2	47	24

Interest expense was higher in 2023 primarily due to higher interest rates on corporate debt. Borrowings were used to fund general corporate initiatives and other working capital needs. See Note 15 for further information.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions)	2023	2022	2021	2023	2022

Interest income	$36.3	23.6	12.1	54	95
Retirement benefit cost other than service cost	(0.5)	(16.7)	(38.7)	(97)	(57)
Foreign currency transaction gains (losses)(a)	(1.1)	2.4	0.4	unfav	fav
Non-income taxes on intercompany billings(b)	(2.6)	(2.3)	(3.9)	13	(41)
Argentina turnover tax(c)	(6.8)	(1.8)	—	unfav	unfav
Gain (loss) on equity and debt securities(d)	(12.8)	—	16.0	—	(100)
G4S indemnification asset adjustment(e)	—	—	2.7	—	(100)
Other	1.9	(1.5)	4.4	fav	unfav
Interest and other nonoperating income (expense)	$14.4	3.7	(7.0)	fav	fav

(a)Amounts primarily represent currency transaction gains and losses on contingent consideration payable related to G4S business acquisitions.
(b)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact Latin America segment results and are eliminated in our consolidation.
(c)State government tax incurred by our subsidiaries in Argentina on financial income generated by investments in mutual funds and other financial instruments.
(d)In 2023, the loss is primarily related to the impact of highly inflationary accounting on investments in marketable securities held by Argentina. In 2021, the gain was related to the market value increase of an investment in MoneyGram International, Inc. The investment was sold in 2021 and the gain was fully realized.
(e)Adjustments to indemnification asset related to business operations acquired from G4S. This adjustment was recognized outside of the measurement period for the related business operations acquired from G4S.

Interest and other nonoperating income (expense) was higher in 2023 compared to 2022 primarily due to interest income on surplus cash in money market investments. Further, the company experienced a reduction in retirement benefit costs attributed to lower amortization of actuarial losses from the prior year. Refer to Note 4 for further explanation.

Income Taxes

Summary Rate Reconciliation – GAAP

(In percentages)	2023	2022	2021

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	4.7	7.5	7.6
Taxes on cross border income, net of credits	7.9	6.9	4.6
Adjustments to valuation allowances	18.5	(21.1)	6.7
Foreign income taxes	6.0	(0.7)	6.1
French business tax	0.4	0.8	0.7
State income taxes, net	0.6	0.7	0.9
Share-based compensation	1.8	1.3	0.2
Acquisition costs	0.2	—	0.5
Other	(2.1)	1.9	2.8
Income tax rate on continuing operations	59.0%	18.3%	51.1%

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2023	2022	2021

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.0	5.4	6.1
Adjustments to valuation allowances	4.2	2.4	1.4
French business tax	0.2	0.4	0.4
Other	(7.6)	1.1	4.7
Income tax rate on Non-GAAP continuing operations	24.8%	30.3%	33.6%

(a)See pages 35–37 for a reconciliation of non-GAAP results to GAAP.

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•changes in judgment about the need for valuation allowances,
•changes in the geographical mix of earnings,
•changes in laws in the U.S., France, Mexico, Brazil and Argentina,
•timing of benefit recognition for uncertain tax positions,
•state income taxes, and
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

Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion ("Pillar Two") model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.

Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. We do not expect the provisions effective in 2024 will have a materially adverse impact on our results of operations, financial position or cash flows.

Continuing Operations
2023 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2023 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations, the increase of valuation allowances on U.S. foreign tax credits, and Argentina nondeductible inflation net of deductible Argentina inflation adjustments.

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

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2023	2022	2021	2023	2022

Net income attributable to noncontrolling interests	$10.6	11.3	12.1	(6)	(7)

Compared to 2022, the decrease in net income attributable to noncontrolling interests to $10.6 million in 2023 is primarily due to the acquisition of noncontrolling interest in the second half of 2022. Compared to 2021, the decrease in net income attributable to noncontrolling interests to $11.3 million in 2022 is primarily due to lower 2022 operating results reported by certain less than wholly-owned subsidiaries in Asia.

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

	2023			2022			2021
(In millions, except for percentages)	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$235.8	139.2	59.0%	$226.2	41.4	18.3%	$235.5	120.3	51.1%
Retirement plans(c)	(9.0)	(2.0)		11.1	2.9		29.8	7.7
Reorganization and Restructuring(b)	17.6	3.4		38.8	8.2		43.6	11.7
Acquisitions and dispositions(b)	72.6	8.9		85.2	20.7		68.8	2.5
Argentina highly inflationary impact(b)	142.0	(4.5)		45.6	(2.0)		12.3	(1.1)
Transformation initiatives(b)	5.5	0.1		—	—		—	—
Non-routine auto loss matter(b)	8.0	0.2		—	—		—	—
Change in allowance estimate(b)	—	—		15.6	3.7		—	—
Valuation allowance on tax credits(d)	—	(27.8)		—	53.2		—	—
Ship loss matter(b)	—	—		4.9	1.3		—	—
Chile antitrust matter(b)	0.5	0.1		1.4	0.5		9.5	—
Internal loss(b)	—	—		—	—		(21.1)	(1.3)
Reporting compliance(b)	0.8	—		—	—		—	—
Deferred tax valuation allowance(e)	—	—		—	—		—	(12.8)
Non-GAAP	$473.8	117.6	24.8%	$428.8	129.9	30.3%	$378.4	127.0	33.6%

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
(d)In 2023, we recorded a portion of our valuation allowance on certain U.S. deferred tax assets primarily related to foreign tax credit carryforward attributes. The valuation allowance increase was due to new foreign tax credit Notices published by the U.S. Internal Revenue Service in 2023, which provided taxpayers relief from the 2022 foreign tax credit regulations until additional guidance is issued and effective date of such guidance is provided. In 2022, we released a portion of our valuation allowance on certain U.S. deferred tax assets primarily due to new foreign tax credit regulations published by the U.S. Treasury in January 2022.
(e)There was a change in judgement resulting in a valuation allowance against certain tax attributes with a limited statutory carryforward period that are no longer more-likely-than-not to be realized due to lower than expected Canada operating results.
(f)Amounts include interest incurred on a cross currency swap hedging foreign currency risk on the intercompany financing of the Rodoban acquisition.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2023	2022	2021

Revenues:
GAAP	$4,874.6	4,535.5	4,200.2
Non-GAAP	$4,874.6	4,535.5	4,200.2

Operating profit:
GAAP	$425.2	361.3	354.7
Reorganization and Restructuring(b)	17.6	38.8	43.6
Acquisitions and dispositions(b)	70.6	86.6	71.9
Argentina highly inflationary impact(b)	86.8	41.7	11.9
Transformation initiatives(b)	5.5	—	—
Non-routine auto loss matter(b)	8.0	—	—
Change in allowance estimate(b)	—	15.6	—
Ship loss matter(b)	—	4.9	—
Chile antitrust matter(b)	0.5	1.4	9.5
Internal loss(b)	—	—	(21.1)
Reporting compliance(b)	0.8	—	—
Non-GAAP	$615.0	550.3	470.5

Non-GAAP operating profit margin	12.6%	12.1%	11.2%

Interest expense:
GAAP	$(203.8)	(138.8)	(112.2)
Acquisitions and dispositions(b)(f)	0.8	1.2	1.3
Non-GAAP	$(203.0)	(137.6)	(110.9)

Interest and other nonoperating income (expense):
GAAP	$14.4	3.7	(7.0)
Retirement plans(c)	(9.0)	11.1	29.8
Acquisitions and dispositions(b)(g)	1.2	(2.6)	(4.4)
Argentina highly inflationary impact(b)	55.2	3.9	0.4
Non-GAAP	$61.8	16.1	18.8

Provision for income taxes:
GAAP	$139.2	41.4	120.3
Retirement plans(c)	(2.0)	2.9	7.7
Reorganization and Restructuring(b)	3.4	8.2	11.7
Acquisitions and dispositions(b)(f)	8.9	20.7	2.5
Argentina highly inflationary impact(b)	(4.5)	(2.0)	(1.1)
Transformation initiatives(b)	0.1	—	—
Non-routine auto loss matter(b)	0.2	—	—
Change in allowance estimate(b)	—	3.7	—
Valuation allowance on tax credits(d)	(27.8)	53.2	—
Ship loss matter(b)	—	1.3	—
Chile antitrust matter(b)	0.1	0.5	—
Internal loss(b)	—	—	(1.3)
Reporting compliance(b)	—	—	—
Deferred tax valuation allowance(e)	—	—	(12.8)
Non-GAAP	$117.6	129.9	127.0

Amounts may not add due to rounding.

See page 35 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions, except for per share amounts)	2023	2022	2021

Net income (loss) attributable to noncontrolling interests:
GAAP	$10.6	11.3	12.1
Retirement plans(c)	—	0.1	—
Reorganization and Restructuring(b)	—	0.1	0.5
Acquisitions and dispositions(b)	1.0	1.0	0.9
Non-GAAP	$11.6	12.5	13.5

Income (loss) from continuing operations attributable to Brink's:
GAAP	$86.0	173.5	103.1
Retirement plans(c)	(7.0)	8.1	22.1
Reorganization and Restructuring(b)	14.2	30.5	31.4
Acquisitions and dispositions(b)	62.7	63.5	65.4
Argentina highly inflationary impact(b)	146.5	47.6	13.4
Transformation initiatives(b)	5.4	—	—
Non-routine auto loss matter(b)	7.8	—	—
Change in allowance estimate(b)	—	11.9	—
Valuation allowance on tax credits(d)	27.8	(53.2)	—
Ship loss matter(b)	—	3.6	—
Chile antitrust matter(b)	0.4	0.9	9.5
Internal loss(b)	—	—	(19.8)
Reporting compliance(b)	0.8	—	—
Deferred tax valuation allowance(e)	—	—	12.8
Non-GAAP	$344.6	286.4	237.9

Diluted EPS
GAAP	$1.83	3.63	2.06
Retirement plans(c)	(0.15)	0.17	0.44
Reorganization and Restructuring(b)	0.30	0.64	0.63
Acquisitions and dispositions(b)	1.33	1.33	1.31
Argentina highly inflationary impact(b)	3.13	1.00	0.27
Transformation initiatives(b)	0.12	—	—
Non-routine auto loss matter(b)	0.17	—	—
Change in allowance estimate(b)	—	0.25	—
Valuation allowance on tax credits(d)	0.59	(1.11)	—
Ship loss matter(b)	—	0.08	—
Chile antitrust matter(b)	0.01	0.02	0.19
Internal loss(b)	—	—	(0.40)
Reporting compliance(b)	0.02	—	—
Deferred tax valuation allowance(e)	—	—	0.26
Non-GAAP	$7.35	5.99	4.75

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced our reported dollar revenues and operating profit, which may continue in 2024. See Application of Critical Accounting Policies—Foreign Currency Translation on pages 57–58 for a description of our accounting methods and assumptions used to include our Argentina operations in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies. See also Note 1 to the consolidated financial statements for a description of how we account for currency remeasurement for our Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

At December 31, 2023, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2023, we had net monetary assets denominated in Argentine pesos of $72.1 million (including cash of $62.5 million) and nonmonetary net assets of $141.9 million (including $99.8 million of goodwill, $1.1 million in equity securities denominated in Argentine pesos and $5.6 million in debt securities denominated in pesos).

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the last three years.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of a given foreign entity. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on pages 59-60. At December 31, 2023, the notional value of our short term outstanding foreign currency forward and swap contracts was $678 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  At December 31, 2023, the fair value of our short term foreign currency contracts was a net liability of $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2022, the fair value of these foreign currency contracts was a net liability of approximately $7.0 million, of which $3.5 million was included in prepaid expenses and other and $10.5 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$21.3	42.0	24.2

We also had a long term cross currency swap contract to hedge exposure in Brazilian real, which was designated as a cash flow hedge for accounting purposes. Accordingly, changes in the fair value of the cash flow hedge were initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We immediately reclassified from accumulated other comprehensive income (loss) to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassified amounts from accumulated other comprehensive income (loss) to interest expense amounts that were associated with the interest rate differential between a U.S. dollar denominated intercompany loan and a Brazilian real denominated intercompany loan. This cross currency swap contract matured and was fully settled in the fourth quarter of 2023. At December 31, 2022, the fair value of this cross currency swap contract was an asset of $14.6 million and was included in prepaid expenses and other on the consolidated balance sheet.

Before final settlement occurred in the fourth quarter of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$(7.9)	(8.9)	0.2

Offsetting transaction gains (losses)	7.9	8.9	(0.2)

Derivative instrument losses included in interest expense	(0.8)	(1.3)	(1.3)

Net derivative instrument losses	(8.7)	(10.2)	(1.1)

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

In the third quarter of 2022, we terminated these cross currency swap contracts and received $67 million in cash as settlement. We subsequently entered into a total of nine cross currency swaps with a total notional value of $400 million to hedge a portion of our net investment in certain of our subsidiaries with euro functional currencies. Swaps with a total notional value of $215 million will terminate in May 2026 and swaps with a total notional value of $185 million will terminate in April 2031. We have designated these swaps as net investment hedges for accounting purposes.

In the third quarter of 2023, we entered into a zero cost foreign exchange collar contract with a $215 million notional amount and a May 2026 expiration date. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $215 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we de-designated the existing $215 million notional cross currency swaps and re-designated the combined $215 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $215 million notional cross currency swaps had a non-zero fair value representing an off-market component of the participating cross currency swaps. The off-market value is being ratably amortized into earnings through May 2026. The combined cross currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.

At December 31, 2023, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.0 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.3 years for the cross currency swaps with maturity in April 2031. At December 31, 2023, the fair value of these currency swaps was a net liability of $34.6 million, of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the consolidated balance sheet. At December 31, 2022, the fair value of these currency swaps was a net liability of $11.7 million, of which $5.6 million was included in prepaid expenses and other and $17.3 million was included in other liabilities on the consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million included in other assets on the consolidated balance sheet.

In the fourth quarter of 2023, we entered into a foreign exchange forward swap contract to hedge a portion of our net investments in certain of our subsidiaries with Hong Kong dollar functional currencies. As the contract is designated as a net investment hedge for accounting purposes, we will use the spot method to assess effectiveness of this derivative contract. We will record changes in fair value attributable to changes in the Hong Kong dollar undiscounted spot rates in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) with amounts remaining in accumulated comprehensive income (loss) until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of the foreign exchange forward swap contract.

At December 31, 2023, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.9 years. At December 31, 2023, the fair value of this foreign exchange forward swap was an asset of $0.1 million which was included in prepaid expenses and other on the consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps and foreign exchange forward swap contracts is included in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021

Net derivative instrument gains included in interest expense	$(5.2)	(5.8)	(4.1)

LIQUIDITY AND CAPITAL RESOURCES
Overview

The discussion of liquidity and capital resources comparing 2022 versus 2021 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2022 10-K, starting on page 38.

Over the last three years, we used cash generated from our operations and borrowings to
•acquire new business operations ($500 million),
•invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, DRS devices, and information technology) ($553 million),
•repurchase shares of Brink's common stock ($422 million), and
•pay dividends to Brink’s shareholders ($114 million).

Cash flows from operating activities increased by $222.5 million in 2023 as compared to the prior year primarily due to higher operating profit, working capital changes, lower amounts paid for income taxes, changes in customer obligations related to certain of our secure cash management services operations and an increase in restricted cash held for customers, partially offset by higher amounts paid for interest. Cash used for investing activities decreased by $151.4 million in 2023 due to lower amounts paid for business acquisitions in 2023. Cash also decreased $42.4 million in 2023 as a result of the strengthening of the U.S. dollar in 2023, primarily against the Argentine peso. We financed our liquidity needs in 2023 with cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2023	2022	2021	2023	2022

Cash flows from operating activities
Operating activities - GAAP	$702.4	479.9	478.0	$222.5	1.9
(Increase) decrease in restricted cash held for customers	(59.5)	(50.0)	(60.2)	(9.5)	10.2
(Increase) decrease in certain customer obligations(a)	(66.0)	(50.0)	(15.7)	(16.0)	(34.3)
G4S intercompany payments	—	—	2.6	—	(2.6)
Operating activities - non-GAAP	$576.9	379.9	404.7	$197.0	(24.8)

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

2023 versus 2022

GAAP
Cash flows from operating activities increased by $222.5 million in 2023 compared to 2022. The increase was attributed to higher operating profit (operating profit was $425.2 million in 2023 compared to $361.3 million in 2022), lower amounts paid for income taxes (we had $96.3 million in cash payments for taxes in 2023 as compared to $127.8 million in 2022), working capital changes (we had cash received of $164.5 million in 2023 compared to cash payments of $12.1 million in 2022), changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $66.0 million in 2023 compared to an increase of $50.0 million in 2022) and restricted cash held for customers (restricted cash held for customers increased by $59.5 million in 2023 compared to an increase of $50.0 million in 2022), partially offset by higher amounts paid for interest (we had $195.8 million in cash payments for interest in 2023 as compared to $117.5 million in 2022).

Non-GAAP
Non-GAAP cash flows from operating activities increased by $197.0 million in 2023 as compared to 2022. The increase was attributed to higher operating profit, lower amounts paid for income taxes, and working capital changes, partially offset by higher amounts paid for interest.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2023	2022	2021	2023	2022

Cash flows from investing activities
Capital expenditures	$(202.7)	(182.6)	(167.9)	$(20.1)	(14.7)
Acquisitions, net of cash acquired	(1.5)	(173.9)	(313.2)	172.4	139.3
Dispositions, net of cash disposed	1.1	—	—	1.1	—
Marketable securities:
Purchases	(134.7)	(30.3)	(15.6)	(104.4)	(14.7)
Sales	150.4	11.7	35.1	138.7	(23.4)
Proceeds from sale of property, equipment and investments	18.4	5.7	7.7	12.7	(2.0)
Proceeds from settlement of cross currency swap	—	64.3	—	(64.3)	64.3
Net change in loans held for investment	(11.1)	(25.9)	—	14.8	(25.9)
Other	(0.6)	(0.2)	(0.8)	(0.4)	0.6
Discontinued operations	0.9	—	—	0.9	—
Investing activities	$(179.8)	(331.2)	(454.7)	$151.4	123.5
Cash used by investing activities decreased by $151.4 million in 2023 as compared to 2022. The decrease was primarily due to decreased payments for acquisitions in 2023 (we had $1.5 million in cash paid for acquisitions in 2023 compared to $173.9 million in 2022), increases in cash received for the net purchases and sales of marketable securities (we had $15.7 million in net cash received compared to $18.6 million in net cash paid in 2022) and a decrease in cash paid for loans held for investment (cash paid for loans held for investment increased by $11.1 million in 2023 compared to an increase of $25.9 million in 2022), as discussed in Note 20. This was partially offset by the proceeds from the settlement of the euro cross currency swaps in 2022, as discussed in Note 12.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2023	2022	2021	2023	2022

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$43.8	41.4	40.4	$2.4	1.0
Latin America	48.8	50.1	45.0	(1.3)	5.1
Europe	72.1	50.5	50.6	21.6	(0.1)
Rest of World	30.6	34.4	26.0	(3.8)	8.4
Corporate	7.4	6.2	5.9	1.2	0.3
Capital expenditures - GAAP and non-GAAP	$202.7	182.6	167.9	$20.1	14.7

Financing leases(b):
North America	$59.4	46.3	50.6	$13.1	(4.3)
Latin America	11.0	10.9	14.2	0.1	(3.3)
Europe	21.4	8.1	20.6	13.3	(12.5)
Rest of World	0.2	0.4	0.5	(0.2)	(0.1)
Financing leases - GAAP and non-GAAP	$92.0	65.7	85.9	$26.3	(20.2)

Total:
North America	$103.2	87.7	91.0	$15.5	(3.3)
Latin America	59.8	61.0	59.2	(1.2)	1.8
Europe	93.5	58.6	71.2	34.9	(12.6)
Rest of World	30.8	34.8	26.5	(4.0)	8.3
Corporate	7.4	6.2	5.9	1.2	0.3
Total property and equipment acquired	$294.7	248.3	253.8	$46.4	(5.5)

Depreciation and amortization(a)
North America	$73.9	69.1	68.7	$4.8	0.4
Latin America	53.6	49.1	46.2	4.5	2.9
Europe	54.2	39.6	41.4	14.6	(1.8)
Rest of World	24.4	23.6	23.2	0.8	0.4
Corporate	5.3	8.4	9.7	(3.1)	(1.3)
Depreciation and amortization - non-GAAP	211.4	189.8	189.2	21.6	0.6
Argentina highly inflationary impact	5.4	2.9	2.2	2.5	0.7
Reorganization and Restructuring	1.2	1.0	0.3	0.2	0.7
Acquisitions and dispositions	—	0.1	0.1	(0.1)	—
Amortization of intangible assets	57.8	52.0	47.7	5.8	4.3
Depreciation and amortization - GAAP	$275.8	245.8	239.5	$30.0	6.3

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.4 in 2023, 1.3 in 2022, and 1.3 in 2021.

Capital expenditures in 2023 for our operating units were primarily for cash devices, information technology, armored vehicles, and machinery and equipment. Capital expenditures in 2023 were $20.1 million higher compared to 2022. Total property and equipment acquired in 2023 was $46.4 million higher than the prior year. This increase was primarily due to an increase in investments in information technology, armored vehicles and DRS devices.

Corporate capital expenditures in the last three years were primarily for investing in information technology.

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2023	2022	2021	2023	2022

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$98.6	37.7	(4.3)	$60.9	42.0
Long-term revolving credit facilities, net	(8.1)	226.0	548.7	(234.1)	(322.7)
Other long-term debt, net	(71.7)	102.9	(133.0)	(174.6)	235.9
Borrowings (repayments)	18.8	366.6	411.4	(347.8)	(44.8)

Acquisition of noncontrolling interest	(0.6)	(7.8)	—	7.2	(7.8)
Debt financing costs	—	(5.6)	(0.8)	5.6	(4.8)
Repurchase shares of Brink's common stock	(169.9)	(52.2)	(200.0)	(117.7)	147.8
Dividends to:
Shareholders of Brink’s	(39.6)	(37.6)	(37.2)	(2.0)	(0.4)
Noncontrolling interests in subsidiaries	(7.7)	(7.1)	(5.1)	(0.6)	(2.0)
Acquisition-related financing activities:
Settlement of acquisition-related contingencies	—	—	6.2	—	(6.2)
Payment of acquisition-related obligation	(11.1)	(2.8)	(4.0)	(8.3)	1.2
Proceeds from exercise of stock options	—	—	2.3	—	(2.3)
Tax withholdings associated with share-based compensation	(8.0)	(12.2)	(5.5)	4.2	(6.7)
Other	11.0	3.9	4.0	7.1	(0.1)
Financing activities	$(207.1)	245.2	171.3	$(452.3)	73.9

2023 versus 2022
Cash flows from financing activities decreased by $452.3 million in 2023 compared to 2022 as we had net cash used in financing activities of $207.1 million in 2023 compared to net cash provided by financing activities of $245.2 million in 2022. The change was driven by a decrease in net borrowings compared to the prior year. Additionally, we used an additional $117.7 million to repurchase shares of common stock in the current year (we used $169.9 million in cash to repurchase shares of common stock in 2023, compared to $52.2 million in 2022).

Dividends
We paid dividends to Brink’s shareholders of $0.22 per share in each of the last three quarters, paid $0.20 per share in the eight quarters prior, and $0.15 per share in the first quarter of 2021. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates decreased the amount of cash and cash equivalents by $42.4 million during 2023, compared to a decrease of $70.1 million in 2022 and a decrease of $50.8 million in 2021.  The decrease in 2023 was due to the strengthening of the U.S. dollar in 2023, primarily against the Argentine peso, partially offset with the weakening of the U.S. dollar against the Mexican peso and euro.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2023, debt as a percentage of capitalization (defined as total debt and equity) was 87%, which increased from 86% at December 31, 2022.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2023	2023	2022	$ change(a)
Debt:
Short-term borrowings
Other	$44.6	$151.7	47.2	$104.5
Total Short-term borrowings	$44.6	$151.7	47.2	$104.5

Long-term debt
Revolving Facility	$457.9	$542.1	646.9	(104.8)
Term Loan A	—	1,343.5	1,377.4	(33.9)
Senior Unsecured Notes	—	994.4	992.1	2.3
Letter of Credit Facilities	40.0	—	—	—
Other facilities	46.8	265.8	147.0	118.8
Financing leases	—	233.8	192.2	41.6
Total Long-term debt	$544.7	$3,379.6	3,355.6	$24.0

Total Debt	$589.3	$3,531.3	3,402.8	$128.5

Total equity		$520.2	570.2	$(50.0)

(a)In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2023	2022	$ change

Debt:
Short-term borrowings	$151.7	47.2	$104.5
Long-term debt	3,379.6	3,355.6	24.0
Total Debt	3,531.3	3,402.8	128.5

Less:
Cash and cash equivalents	1,176.6	972.0	204.6
Amounts held by cash management services operations(a)	(166.2)	(85.2)	(81.0)
Cash and cash equivalents available for general corporate purposes	1,010.4	886.8	123.6

Net Debt(b)	$2,520.9	2,516.0	$4.9

(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $63 million at December 31, 2023 and $58 million at December 31, 2022 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2023, and December 31, 2022.

Net debt at the end of 2023 increased by $5 million when compared to Net debt at the end of 2022 to fund corporate purposes and other working capital needs.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our $1 billion revolving credit facility ("Revolving Credit Facility") (our debt facilities are described in more detail in Note 15 to the consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of December 31, 2023, $458 million was available under the Revolving Credit Facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries. A significant portion of our operations are outside the U.S. which may make it difficult to or costly to repatriate additional cash for use in the U.S.  See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources, cash on hand, and cash generated from operations does not take into account any potential material worsening of economic conditions or material increases in inflation that would adversely affect our business. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, or if other economic conditions change, such as material increases in inflation, from those currently prevailing or from those now anticipated, such as higher inflation or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or changes in the condition of our customers or suppliers, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
• our future profitability;
• the quality of our accounts receivable;
• our relative levels of debt and equity;
• the volatility and overall condition of the capital markets; and
• the market prices of our securities.

Cash and Cash Equivalents
At December 31, 2023, we had $1,176.6 million in cash and cash equivalents, compared to $972.0 million at December 31, 2022. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions, share repurchases, and other general corporate purposes.

Equity
Common Stock
At December 31, 2023, we had 100 million shares of common stock authorized and 44.5 million shares issued and outstanding.

Preferred Stock
At December 31, 2023, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
In November 2023, our Board of Directors authorized a $500 million share repurchase program that expires on December 31, 2025 (the "2023 Repurchase Program").

Under the 2023 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In October 2021, we announced that our Board of Directors authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023 with approximately $28 million remaining available.

Our Board of Directors previously authorized a $250 million repurchase program (the "2020 Repurchase Program") in February 2020. Under the 2020 Repurchase Program, we entered into three accelerated share repurchase arrangements ("ASR") with a financial institution. In each case, in exchange for an upfront payment at the beginning of each purchase period, the financial institution delivered to us shares of our common stock. The shares received were retired in the period they were delivered to us, and the upfront payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported each ASR as a repurchase of our common stock and as a forward contract indexed to our common stock. Each ASR met the applicable criteria for equity classification, and, as a result, none were accounted for as a derivative instrument.

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
•Addition of new claimants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2023	2024	2025	2026	2027	2028

Primary U.S. pension plan
Beginning funded status	$(24.0)	(10.9)	(5.4)	3.1	11.7	20.3
Net periodic pension credit(a)	15.1	15.8	14.5	12.8	10.8	11.6
Payment from Brink’s	—	—	—	—	0.1	4.6
Benefit plan actuarial loss	(2.0)	(10.3)	(6.0)	(4.2)	(2.3)	(2.3)
Ending funded status	$(10.9)	(5.4)	3.1	11.7	20.3	34.2

UMWA plans
Beginning funded status	$(94.9)	(77.9)	(78.2)	(78.7)	(79.5)	(80.7)
Net periodic postretirement cost(a)	(0.8)	(0.3)	(0.5)	(0.8)	(1.2)	(1.4)
Benefit plan actuarial gain	15.1	—	—	—	—	—
Other	2.7	—	—	—	—	—
Ending funded status	$(77.9)	(78.2)	(78.7)	(79.5)	(80.7)	(82.1)

Black Lung plans
Beginning funded status	$(75.8)	(74.4)	(68.7)	(63.4)	(58.5)	(54.1)
Net periodic postretirement cost(a)	(3.9)	(3.6)	(3.3)	(3.0)	(2.8)	(2.6)
Payment from Brink’s	7.7	9.3	8.6	7.9	7.2	6.7
Benefit plan actuarial loss	(2.4)	—	—	—	—	—
Ending funded status	$(74.4)	(68.7)	(63.4)	(58.5)	(54.1)	(50.0)
(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2023. There are approximately 10,500 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2027.

UMWA Plan
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees. There are approximately 2,400 beneficiaries in the UMWA plans. The company does not expect to make contributions to these plans until 2036, based on our actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973. There are approximately 700 black lung beneficiaries as of December 31, 2023.

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

	Actual	Projected
(In millions)	2023	2024	2025	2026	2027	2028

Primary U.S. pension plan	$(13.6)	(9.9)	(5.0)	0.6	6.2	3.1
UMWA plans	(5.1)	(5.6)	(5.6)	(0.9)	(0.8)	(0.7)
Black Lung plans	8.5	8.0	7.5	6.9	6.4	5.9
Total	$(10.2)	(7.5)	(3.1)	6.6	11.8	8.3
Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2023	2024	2025	2026	2027	2028

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.5	48.1	48.0	47.9	47.6	47.1
UMWA plans	19.8	18.5	18.3	18.1	18.0	17.9
Black Lung plans	7.7	9.3	8.6	7.9	7.2	6.7
Total	$72.0	75.9	74.9	73.9	72.8	71.7

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2024	$—	—	9.3	9.3
2025	—	—	8.6	8.6
2026	—	—	7.9	7.9
2027	0.1	—	7.2	7.3
2028	4.6	—	6.7	11.3
2029	3.3	—	6.1	9.4
2030	1.0	—	5.7	6.7
2031	—	—	5.3	5.3
2032	—	—	4.9	4.9
2033	—	—	4.6	4.6
2034	—	—	4.3	4.3
2035	—	—	4.0	4.0
2036	—	11.7	3.7	15.4
2037	—	12.9	3.4	16.3
2038 and thereafter	—	127.0	34.0	161.0
Total projected payments	$9.0	151.6	115.7	276.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2023.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company filed its response to the complaint in November 2022, which signaled the beginning of the evidentiary phase. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In 2022, we recognized an additional $1.4 million adjustment and, in 2023, we recognized an additional $0.5 million adjustment to our estimated loss. The adjustments resulted from changes in currency rates.

In addition, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable. Except as otherwise noted, we do not believe that it is reasonably possible the ultimate disposition of any of the legal matters currently pending against the Company could have a material adverse effect on our liquidity, financial position or results of operations.

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

Valuation Allowances

	December 31,
(In millions)	2023	2022

U.S.	$54.9	24.4
Non-U.S.	73.1	52.9
Total	$128.0	77.3

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $175 million of net deferred tax assets at December 31, 2023, of which $170 million in deferred tax assets are related to U.S. jurisdictions.

In 2023, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward, and we recorded a $33 million valuation allowance detriment through income from continuing operations and an additional $1 million valuation allowance increase through other comprehensive income (loss). Our conclusion was based upon Internal Revenue Notices 2023-55 and 2023-80, both issued in 2023 (the "Notices"), which provide taxpayers relief in determining whether a foreign tax meets the definition of a foreign income tax as required under final foreign tax credit regulations the U.S. Treasury published in the Federal Register on January 4, 2022. The Notices provide relief for foreign taxes paid in any taxable year beginning on or after December 28, 2021, and ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued (or any later date specified in such notice or other guidance). We determined a significant amount of the post-2021 foreign withholding taxes will now be eligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will annually be generating new foreign tax credits which should be creditable in the year generated. As a result, we no longer expect to be able to utilize a substantial amount of our foreign tax credit carryforwards to offset future tax prior to their expiration.

Additionally, we concluded that we were more-likely-than-not to realize certain state deferred tax assets, and as a result we recorded a $4 million valuation allowance benefit through income from continuing operations.

In 2022, we concluded that we were more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $56 million valuation allowance benefit through income from continuing operations and an additional $14 million valuation allowance reduction through other comprehensive income (loss). Our conclusion was based upon the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. We determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration.

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

Non-U.S. Deferred Tax Assets
In 2023, we recognized a tax expense of $2 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions. In 2022, we recognized a tax expense of $1 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.

Business Acquisitions

Accounting Policy
In the three years ended December 31, 2023, we have completed multiple business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations.  Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

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

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2023, we had property and equipment of $1,013.3 million, goodwill of $1,473.8 million and other intangible assets of $488.3 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

We performed a goodwill impairment test on these reporting units as of October 1, 2023 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate:
Retirement cost	5.4%	2.8%	2.4%	5.4%	2.8%	2.3%	5.4%	2.7%	2.2%
Benefit obligation at year end	5.1%	5.4%	2.8%	5.1%	5.4%	2.8%	5.1%	5.4%	2.7%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2023, actual expenses for 2023 and projected expenses for 2024 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2023

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$686.7	622.5	568.2
UMWA plans	233.3	214.0	197.4

Actual 2023 and Projected 2024 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2023	2023	2023	2024	2024	2024

Primary U.S. pension plan
Discount rate assumption	5.4%	4.4%	6.4%	5.1%	4.1%	6.1%
Retirement cost	$(13.6)	(8.3)	(12.6)	$(9.9)	(4.9)	(13.0)

UMWA plans
Discount rate assumption	5.4%	4.4%	6.4%	5.1%	4.1%	6.1%
Retirement cost	$(5.1)	(4.7)	(5.6)	$(5.6)	(5.1)	(6.0)

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn. We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for actual 2023 expense. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2024 expense.

The twenty to thirty year compound annual return of our primary U.S. pension plan has averaged from 6.2% to 7.6%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions. Our 2023 and projected 2024 expense would have been different if we had used different expected-rate-of-return assumptions. For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2023 and projected 2024 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2023	2023	2023	2024	2024	2024

Expected-return-on-asset assumption
Primary U.S. pension plan	7.00%	6.00%	8.00%	7.00%	6.00%	8.00%
UMWA plans	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%

Primary U.S. pension plan	$(13.6)	(6.9)	(20.3)	$(9.9)	(3.3)	(16.5)
UMWA plans	(5.1)	(3.8)	(6.4)	(5.6)	(4.3)	(6.9)

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2024, and our 2025 expense will be different from currently projected amounts if our projected 2024 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2024 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2024
Primary U.S. pension plan	7.00%	14.00%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2024
Primary U.S. pension plan	$(5)	36	(46)
UMWA plans	(78)	(67)	(88)

2025 Expense(a)
Primary U.S. pension plan	$(5)	(7)	(3)
UMWA plans	(6)	(8)	(4)

(a)Actual future returns on investments will not affect our earnings until 2025 since the earnings in 2024 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2023	2024	2025	2023	2024	2025

Primary U.S. pension plan expense	$(13.6)	(9.9)	(5.0)	$7.7	3.0	3.8

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 6.8% for 2024, and we project this rate to decline to 5% in 2031 and hold at 5% thereafter.  Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next eight years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 6.8% for 2024 is based on the above-described factors, combined with our recent actual experience.

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

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2023	2022	2021	2020	2019
UMWA plans	2,400	2,500	2,700	2,900	3,000
Black Lung	700	800	800	700	800
U.S. pension	10,500	10,700	10,800	11,000	11,200

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

Application of Accounting Policy

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the years ended December 31, 2023, 2022, and 2021.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2021, the Argentine peso declined by approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar). For the year ended December 31, 2022, the Argentine peso declined by approximately 42% (from 103.1 to 178.6 pesos to the U.S. dollar). For the year ended December 31, 2023, the Argentine peso declined approximately 79% (from 178.6 to 833.3 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2023, we recognized $79.1 million in pretax remeasurement losses. In 2022 and in 2021, we recognized $37.6 million and $9.0 million in pretax remeasurement losses, respectively.

At December 31, 2023, Argentina's economy remained highly inflationary for accounting purposes. At December 31, 2023, we had net monetary assets denominated in Argentine pesos of $72.1 million, including cash of $62.5 million. At December 31, 2023, we had net nonmonetary assets of $141.9 million (including $99.8 million of goodwill, $1.1 million in equity securities denominated in Argentine pesos and $5.6 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the last three years.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2023. Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2023, a hypothetical 10% increase in rates would increase cash outflows by approximately $7.6 million over a twelve-month period.  In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 7.46% per annum at December 31, 2023.  If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.51 percentage points to 7.97%.  The effect on the fair values of our $600 million and $400 million unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2023 levels would result in a $19.4 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations. To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time. At December 31, 2023, the notional value of our shorter outstanding foreign currency forward and swap contracts was $678.0 million with average contract maturities of approximately one month. These contracts primarily offset exposures in the euro and the Mexican peso. Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.

In the second quarter of 2021, we entered into ten cross currency swap contracts to hedge a portion of our net investments in certain of our subsidiaries with euro functional currencies. In July 2022, we terminated these cross currency swap contracts and received $67 million in cash for the fair value of the derivative assets at the settlement date. We subsequently entered into a total of nine cross currency swap contracts with a total notional value of $400 million to hedge a portion of our net investments in certain of our subsidiaries with euro functional currency. At December 31, 2023, the notional value of these cross currency swaps contracts was $400 million with a weighted-average remaining maturity of 2.0 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.3 years for the cross currency swaps maturing in April 2031. The effect on the fair value of these cross currency swaps of a hypothetical 10% appreciation in the forward May 2026 euro exchange rate and a hypothetical 10% appreciation in the forward April 2031 euro exchange rate from year-end 2023 levels would result in a $39.8 million change in fair values, changing the December 31, 2023 net liability of $34.6 million to a net liability of $74.4 million.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2023 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2023 earnings into U.S. dollars	$(52.1)
Transaction gains (losses)(a)	(8.5)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries (a)	(174.1)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Brink's Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of goodwill for the Europe reporting unit

As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2023 was $1,473.8 million, a portion of which related to the Europe reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that an impairment may have occurred. The impairment test is performed by comparing the estimated fair value of a reporting unit to the carrying value of the reporting unit. The Company estimates the fair value using a weighting of two valuation methodologies, with greater weight placed on the income approach.

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

Richmond, Virginia
February 29, 2024

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2023	2022

ASSETS

Current assets:
Cash and cash equivalents	$1,176.6	972.0
Restricted cash	507.0	438.5
Accounts receivable (net of allowance: 2023 - $30.4; 2022 - $38.3)	779.0	862.2
Prepaid expenses and other	325.7	324.7
Total current assets	2,788.3	2,597.4

Right-of-use assets, net	337.7	314.5
Property and equipment, net	1,013.3	935.3
Goodwill	1,473.8	1,450.9
Other intangibles	488.3	535.5
Deferred income taxes	231.8	246.2
Other	268.6	286.2

Total assets	$6,601.8	6,366.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$151.7	47.2
Current maturities of long-term debt	117.1	82.4
Accounts payable	249.7	296.5
Accrued liabilities	1,126.9	1,019.4
Restricted cash held for customers	298.7	229.3
Total current liabilities	1,944.1	1,674.8

Long-term debt	3,262.5	3,273.2
Accrued pension costs	148.5	131.0
Retirement benefits other than pensions	159.6	174.5
Lease liabilities	265.8	249.9
Deferred income taxes	56.5	67.8
Other	244.6	224.6
Total liabilities	6,081.6	5,795.8

Commitments and contingent liabilities (notes 4, 5, 15, 17, 23 and 24)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2023 - 44.5; 2022 - 46.3	44.5	46.3
Capital in excess of par value	675.9	684.1
Retained earnings	333.0	417.2
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(302.2)	(290.7)
Foreign currency translation	(368.2)	(433.8)
Unrealized losses on available-for-sale securities	(1.8)	(0.6)
Unrealized gains on cash flow hedges	16.2	24.6
Accumulated other comprehensive loss	(656.0)	(700.5)

Brink’s shareholders	397.4	447.1

Noncontrolling interests	122.8	123.1

Total equity	520.2	570.2

Total liabilities and equity	$6,601.8	6,366.0
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2023	2022	2021

Revenues	$4,874.6	4,535.5	4,200.2

Costs and expenses:
Cost of revenues	3,707.1	3,461.9	3,235.8
Selling, general and administrative expenses	688.1	687.0	629.7
Total costs and expenses	4,395.2	4,148.9	3,865.5
Other operating income (expense)	(54.2)	(25.3)	20.0

Operating profit	425.2	361.3	354.7

Interest expense	(203.8)	(138.8)	(112.2)
Interest and other nonoperating income (expense)	14.4	3.7	(7.0)
Income from continuing operations before tax	235.8	226.2	235.5
Provision for income taxes	139.2	41.4	120.3

Income from continuing operations	96.6	184.8	115.2

Income (loss) from discontinued operations, net of tax	1.7	(2.9)	2.1

Net income	98.3	181.9	117.3
Less net income attributable to noncontrolling interests	10.6	11.3	12.1

Net income attributable to Brink’s	$87.7	170.6	105.2

Amounts attributable to Brink’s:
Continuing operations	$86.0	173.5	103.1
Discontinued operations	1.7	(2.9)	2.1

Net income attributable to Brink’s	$87.7	170.6	105.2

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$1.86	3.67	2.08
Discontinued operations	0.04	(0.06)	0.04
Net income	1.90	3.61	2.12

Diluted:
Continuing operations	$1.83	3.63	2.06
Discontinued operations	0.04	(0.06)	0.04
Net income	1.87	3.57	2.10

Weighted-average shares
Basic	46.2	47.3	49.5
Diluted	46.9	47.8	50.1

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2023	2022	2021

Net income	$98.3	181.9	117.3

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	(3.9)	177.6	189.4
Benefit plan prior service credit (costs)	(11.8)	61.7	(4.3)
Deferred profit sharing	0.4	(0.1)	(0.4)
Total benefit plan adjustments	(15.3)	239.2	184.7

Foreign currency translation adjustments	58.2	(19.0)	(58.9)
Gains (losses) on available-for-sale securities	4.2	(0.9)	(0.1)
Gains (losses) on cash flow hedges	(9.4)	37.6	19.1
Other comprehensive income before tax	37.7	256.9	144.8
Provision (benefit) for income taxes	(4.5)	55.9	55.3

Other comprehensive income	42.2	201.0	89.5

Comprehensive income	140.5	382.9	206.8
Less comprehensive income attributable to noncontrolling interests	8.3	5.0	9.5

Comprehensive income attributable to Brink’s	$132.2	377.9	197.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2023, 2022 and 2021

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2020	49.5	$49.5	671.8	407.5	(1,000.0)	73.7	202.5
Cumulative effect of change in accounting principle(a)	—	—	—	0.5	—	—	0.5
Net income	—	—	—	105.2	—	12.1	117.3
Other comprehensive income (loss)	—	—	—	—	92.1	(2.6)	89.5
Shares repurchased	(2.4)	(2.4)	(34.6)	(163.0)	—	—	(200.0)
Dividends to:
Brink’s common shareholders ($0.75 per share)	—	—	—	(37.2)	—	—	(37.2)
Noncontrolling interests	—	—	—	—	—	(5.1)	(5.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	33.1	—	—	—	33.1
Consideration from exercise of stock options	—	—	2.3	—	—	—	2.3
Other share-based benefit transactions	0.3	0.3	(2.0)	(0.1)	—	—	(1.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	51.4	51.4
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2021	47.4	47.4	670.6	312.9	(907.9)	129.6	252.6
Net income	—	—	—	170.6	—	11.3	181.9
Other comprehensive income (loss)	—	—	—	—	207.3	(6.3)	201.0
Shares repurchased	(1.5)	(1.5)	(22.1)	(28.6)	—	—	(52.2)
Dividends to:
Brink’s common shareholders ($0.80 per share)	—	—	—	(37.6)	—	—	(37.6)
Noncontrolling interests	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	48.6	—	—	—	48.6
Other share-based benefit transactions	0.4	0.4	(9.7)	(0.1)	—	—	(9.4)
Acquisitions of noncontrolling interests(b)	—	—	(3.3)	—	0.1	(4.6)	(7.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	0.1	0.1
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2022	46.3	46.3	684.1	417.2	(700.5)	123.1	570.2
Net income	—	—	—	87.7	—	10.6	98.3
Other comprehensive income (loss)	—	—	—	—	44.5	(2.3)	42.2
Shares repurchased(c)	(2.3)	(2.3)	(38.9)	(132.1)	—	—	(173.3)
Dividends to:
Brink’s common shareholders ($0.86 per share)	—	—	—	(39.6)	—	—	(39.6)
Noncontrolling interests	—	—	—	—	—	(7.7)	(7.7)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	32.1	—	—	—	32.1
Other share-based benefit transactions	0.5	0.5	(1.7)	(0.2)	—	—	(1.4)
Acquisitions of noncontrolling interests	—	—	0.3	—	—	(0.9)	(0.6)
Balance as of December 31, 2023	44.5	$44.5	675.9	333.0	(656.0)	122.8	520.2

(a)Effective January 1, 2021, we adopted the provisions of ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. We recognized a cumulative effect adjustment to January 1, 2021 retained earnings as a result of adopting this standard. See Note 1 for further details.
(b)This amount represents the impact of transactions in which we acquired or disposed of noncontrolling ownership interests in certain companies where we had an existing controlling interest prior to and after the related acquisition or disposal transactions.
(c)During 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million in cash. On the last two days of December 2023, our agent broker purchased additional shares of our common stock pursuant to a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We are obligated to pay $2.0 million to repurchase those shares and, as of December 31, 2023, this obligation has been reported as a current liability and a corresponding reduction to equity in our condensed consolidated financial statements. For year ended December 31, 2023, shares repurchased include the 1% excise tax imposed under the Inflation Reduction Act of 2022 of approximately $1.4 million.

* Accumulated other comprehensive income (loss)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$98.3	181.9	117.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1.7)	2.9	(2.1)
Depreciation and amortization	275.8	245.8	239.5
Share-based compensation expense	32.1	48.6	33.1
Deferred income taxes	22.7	(62.3)	14.6
(Gain) loss on marketable securities and sale of property and equipment	10.9	0.7	(17.7)
Impairment losses	10.3	9.0	9.5
Retirement benefit funding (more) less than expense:
Pension	(10.2)	(3.7)	12.4
Other than pension	(5.5)	7.9	14.2
Remeasurement losses due to Argentina currency devaluation	79.1	37.6	9.0
Other operating	26.1	23.6	(5.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and income taxes receivable	69.0	(180.9)	(21.2)
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(36.3)	139.2	45.1
Increase in restricted cash held for customers	59.5	50.0	60.2
Increase in customer obligations	66.0	50.0	15.7
(Increase) decrease in prepaid and other current assets	24.6	(56.7)	(16.8)
Other	(18.3)	(13.7)	(29.0)
Net cash provided by operating activities	702.4	479.9	478.0

Cash flows from investing activities:
Capital expenditures	(202.7)	(182.6)	(167.9)
Acquisitions, net of cash acquired	(1.5)	(173.9)	(313.2)
Dispositions, net of cash disposed	1.1	—	—
Marketable securities:
Purchases	(134.7)	(30.3)	(15.6)
Sales	150.4	11.7	35.1
Cash proceeds from sale of property, equipment and investments	18.4	5.7	7.7
Cash proceeds from settlement of cross currency swap	—	64.3	—
Net change in loans held for investment	(11.1)	(25.9)	—
Other	(0.6)	(0.2)	(0.8)
Discontinued operations	0.9	—	—
Net cash used by investing activities	(179.8)	(331.2)	(454.7)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	98.6	37.7	(4.3)
Long-term revolving credit facilities:
Borrowings	9,265.7	7,058.7	3,385.5
Repayments	(9,273.8)	(6,832.7)	(2,836.8)
Other long-term debt:
Borrowings	25.4	189.9	7.7
Repayments	(97.1)	(87.0)	(140.7)
Acquisition of noncontrolling interests	(0.6)	(7.8)	—
Cash received from acquisition related settlements	—	—	6.2
Cash paid for acquisition related settlements and obligations	(11.1)	(2.8)	(4.0)
Debt financing costs	—	(5.6)	(0.8)
Repurchase shares of Brink's common stock	(169.9)	(52.2)	(200.0)
Dividends to:
Shareholders of Brink’s	(39.6)	(37.6)	(37.2)
Noncontrolling interests in subsidiaries	(7.7)	(7.1)	(5.1)
Proceeds from exercise of stock options	—	—	2.3
Tax withholdings associated with share-based compensation	(8.0)	(12.2)	(5.5)
Other	11.0	3.9	4.0
Net cash (used) provided by financing activities	(207.1)	245.2	171.3
Effect of exchange rate changes on cash and cash equivalents	(42.4)	(70.1)	(50.8)
Cash, cash equivalents and restricted cash:
Increase	273.1	323.8	143.8
Balance at beginning of period	1,410.5	1,086.7	942.9
Balance at end of period	$1,683.6	1,410.5	1,086.7
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The Brink’s Company (along with its subsidiaries, “we,” “our,” “Brink’s” or the “Company”), based in Richmond, Virginia, is a leading provider of cash and valuables management, digital retail solutions ("DRS"), and ATM managed services ("AMS") to financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Brink’s is the oldest and largest secure transportation and cash management services company in the U.S., and a market leader in many other countries.

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

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We assess the collectability of our receivables on a pool basis, which we aggregate by geographical location. We determine historical loss rates for each pool and these historical loss rates represent the primary assumption used in estimating the allowance for doubtful accounts. We monitor the aging of accounts receivables by country along with any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of receivables that were not contemplated or relevant during a previous period. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See "Internal Loss" section below as well as Note 16 for further information.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, developed technology, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2023, finite-lived intangible assets have remaining useful lives ranging from 1 to 13 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

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

Based on our management structure, we have four reporting units, which are equal to our operating segments:

•North America
•Latin America
•Europe
•Rest of World

We performed a goodwill impairment test on these reporting units as of October 1, 2023 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the years ended December 31, 2023, 2022, and 2021.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2021, the Argentine peso declined by approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar). For the year ended December 31, 2022, the Argentine peso declined by approximately 42% (from 103.1 to 178.6 pesos to the U.S. dollar). In December 2023, a newly inaugurated President took office in Argentina. As part of various measures to address the country’s economic crisis, the new administration allowed the peso to devalue by more than 50% during the month of December 2023. For the year ended December 31, 2023, the Argentine peso declined approximately 79% (from 178.6 to 833.3 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2023, we recognized $79.1 million in pretax remeasurement losses. In 2022 and in 2021, we recognized $37.6 million and $9.0 million in pretax remeasurement losses, respectively.

At December 31, 2023, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2023, we had net monetary assets denominated in Argentine pesos of $72.1 million (including cash of $62.5 million). At December 31, 2023, we had net nonmonetary assets of $141.9 million (including $99.8 million of goodwill, $1.1 million in equity securities denominated in Argentine pesos and $5.6 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the last three years.

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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2021, we recognized a decrease in bad debt expense of $3.7 million, primarily related to collection of receivables previously recognized as bad debt expense. We also recognized $1.3 million of legal charges in 2021 as we attempted to collect additional insurance recoveries related to these receivable losses. In the fourth quarter of 2021, we successfully collected $18.8 million of insurance recoveries related to these internal losses. In 2022 and 2023, we did not incur any charges related to the internal loss.

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

In the first quarter of 2022, we further refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the COVID-19 pandemic, in determining an appropriate allowance. As many of our regions began to recover from the pandemic, we re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million in the first quarter of 2022. In the subsequent three quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections. Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded it from segment results.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires expanded disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 will be effective for us on January 1, 2024 for annual reporting periods. For interim reporting periods, it will be effective for us on January 1, 2025. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

Note 2 - Revenue from Contracts with Customers

Performance Obligations
We provide various services to meet the needs of our customers and we group these service offerings into two broad categories: cash and valuables management; and digital retail solutions and ATM managed services.

Cash and Valuables Management
Cash and valuables management services are provided to customers throughout the world. Cash-in-transit services include the secure transportation of cash, securities and other valuables between businesses, financial institutions and central banks. Basic ATM management services include cash replenishment, treasury management and first line maintenance. Our global services business provides secure transport of high-value commodities including diamonds, jewelry, precious metals, securities, banknotes, currency, high-tech devices, electronics and pharmaceuticals. Additional global services include pick-up, packaging, customs clearance, secure vault storage and inventory management. We also offer a variety of cash management services including money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.), check imaging and other cash management services (e.g., cashier balancing, counterfeit detection, account consolidation and electronic reporting). Our vaulting services combine cash-in-transit services, cash management services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities. In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Twelve months ended December 31, 2023

Reportable Segments:
North America	$1,216.8	384.3	1,601.1
Latin America	1,149.1	183.2	1,332.3
Europe	745.2	391.6	1,136.8
Rest of World	751.6	52.8	804.4
Total reportable segments	$3,862.7	1,011.9	4,874.6

Twelve months ended December 31, 2022

Reportable Segments:
North America	$1,207.2	376.9	1,584.1
Latin America	1,090.3	120.3	1,210.6
Europe	728.1	203.3	931.4
Rest of World	766.5	42.9	809.4
Total reportable segments	$3,792.1	743.4	4,535.5

Twelve months ended December 31, 2021

Reportable Segments:
North America	$1,122.3	284.8	1,407.1
Latin America	1,030.9	95.1	1,126.0
Europe	802.6	114.7	917.3
Rest of World	714.0	35.8	749.8
Total reportable segments	3,669.8	530.4	4,200.2

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($6.4 million at December 31, 2023) are included in prepaid expenses and other on the consolidated balance sheet. Amounts not expected to be billed and collected within one year ($9.0 million at December 31, 2023) are reported in other noncurrent assets on the consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2023)	$862.2	12.6	17.0
Closing (December 31, 2023)	779.0	15.4	21.4
Increase (decrease)	$(83.2)	2.8	4.4

The amount of revenue recognized in 2023 that was included in the January 1, 2023 contract liability balance was $16.6 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the twelve months ended December 31, 2023 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At December 31, 2023, the net capitalized costs to obtain contracts was included in other assets on the consolidated balance sheet. The capitalized amounts at December 31, 2023 and December 31, 2022 were $3.7 million and $3.7 million, respectively. The amortization expense in 2023 and 2022 was $2.0 million and $1.3 million, respectively.

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
•Other items not allocated to segments - certain items that are not considered part of the ongoing activities of the business are excluded from segment results. See further explanation for each item not allocated to segments on page 78.

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

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Reportable Segments:
North America	$1,601.1	1,584.1	1,407.1	$185.2	159.1	148.4
Latin America	1,332.3	1,210.6	1,126.0	280.3	277.7	257.3
Europe	1,136.8	931.4	917.3	125.0	98.4	89.8
Rest of World	804.4	809.4	749.8	164.1	163.9	131.5
Total reportable segments	4,874.6	4,535.5	4,200.2	754.6	699.1	627.0
Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	—	(152.8)	(161.5)	(141.7)
Foreign currency transaction gains (losses)	—	—	—	15.3	10.9	2.7
Reconciliation of segment policies to GAAP(a)	—	—	—	(2.1)	1.8	(17.5)
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	—	(17.6)	(38.8)	(43.6)
Acquisitions and dispositions(c)	—	—	—	(70.6)	(86.6)	(71.9)
Argentina highly inflationary impact(d)	—	—	—	(86.8)	(41.7)	(11.9)
Transformation initiatives(e)	—	—	—	(5.5)	—	—
Non-routine auto loss matter(f)	—	—	—	(8.0)	—	—
Change in allowance estimate(g)	—	—	—	—	(15.6)	—
Ship loss matter(h)	—	—	—	—	(4.9)	—
Chile antitrust matter(i)	—	—	—	(0.5)	(1.4)	(9.5)
Internal loss(j)	—	—	—	—	—	21.1
Reporting compliance(k)	—	—	—	(0.8)	—	—
Total	$4,874.6	4,535.5	4,200.2	$425.2	361.3	354.7

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
(e)Costs (primarily third party professional services and project management charges) related to a management-directed program to accelerate growth and drive margin expansion through transformation of our business model.
(f)We have estimated a probable loss related to a motor vehicle accident with unique circumstances that resulted in the death of a third party in 2023.
(g)Represents impact of a change in our methodology to estimate our allowance for doubtful accounts in the first quarter of 2022. See Note 1 and Note 16 for further details.
(h)We have excluded an estimate of our share of costs for damages and losses suffered by a ship owner that was carrying cargo for Brink's.
(i)See details regarding the Chile antitrust matter at Note 23.
(j)See details regarding the impact of the Internal loss at Note 1.
(k)Costs (primarily third party expenses) related to material weakness remediation. Additional information provided at page 30.

	Years Ended December 31,
(In millions)	2023	2022	2021

Capital Expenditures by Reportable Segment
North America	$43.8	41.4	40.4
Latin America	48.8	50.1	45.0
Europe	72.1	50.5	50.6
Rest of World	30.6	34.4	26.0
Total reportable segments	195.3	176.4	162.0
Corporate items	7.4	6.2	5.9
Total	$202.7	182.6	167.9

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$73.9	69.1	68.7
Latin America	53.6	49.1	46.2
Europe	54.2	39.6	41.4
Rest of World	24.4	23.6	23.2
Total reportable segments	206.1	181.4	179.5
Corporate items	5.3	8.4	9.7
Argentina highly inflationary impact	5.4	2.9	2.2
Acquisitions and dispositions	—	0.1	0.1
Reorganization and Restructuring	1.2	1.0	0.3
Depreciation and amortization of property and equipment	218.0	193.8	191.8

Amortization of intangible assets(a)	57.8	52.0	47.7
Total	$275.8	245.8	239.5

(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2023	2022

Assets held by Reportable Segment
North America	$1,975.7	1,949.9
Latin America	1,273.1	1,180.6
Europe	1,992.7	1,789.9
Rest of World	1,031.9	1,064.8
Total reportable segments	6,273.4	5,985.2
Corporate items	328.4	380.8
Total	$6,601.8	6,366.0

	December 31,
(In millions)	2023	2022

Long-Lived Assets by Significant Country(a)
Non-U.S.:
Mexico	$135.9	123.1
France	104.2	89.4
Brazil	78.3	72.5
United Kingdom	41.0	46.0
Canada	30.6	32.9
Other	304.4	270.1
Subtotal	694.4	634.0
U.S.	318.9	301.3
Total	$1,013.3	935.3

(a)Long-lived assets include only property and equipment, net.

	Years Ended December 31,
(In millions)	2023	2022	2021

Revenues by Significant Country(a)
Outside the U.S.:
Mexico	$563.8	452.6	416.1
France	413.2	370.1	373.8
Brazil	309.8	329.9	303.9
Argentina	207.1	203.9	177.5
United Kingdom	188.7	107.0	50.3
Netherlands	149.7	124.3	129.3
Canada	118.0	124.5	138.3
Other	1,441.2	1,363.6	1,342.3
Subtotal	3,391.5	3,075.9	2,931.5
U.S.	1,483.1	1,459.6	1,268.7
Total	$4,874.6	4,535.5	4,200.2

(a)Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2023	2022

Net assets outside the U.S. by Geographic Area
Canada	$52.6	45.4
Latin America(a)	782.8	793.6
Europe(a)(b)	809.3	834.6
Middle East, Africa and Asia ("MEAA") (a)(b)	562.4	555.0
Total	$2,207.1	2,228.6

(a)Amounts include net assets of Corporate entities domiciled outside the U.S.
(b)European countries that primarily provide BGS services from our Rest of World segment are included in the Europe geographic area. The remainder of our Rest of World segment primarily represents operations in the MEAA geographic area.

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

Components of Net Periodic Pension Cost (Credit)

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021

Service cost	$—	—	—	$7.6	8.1	9.1	$7.6	8.1	9.1
Interest cost on projected benefit obligation	32.4	22.9	21.1	18.1	13.1	12.1	50.5	36.0	33.2
Return on assets – expected	(47.2)	(48.7)	(47.4)	(11.1)	(12.7)	(12.4)	(58.3)	(61.4)	(59.8)
Amortization of losses	1.6	24.2	34.0	1.8	2.0	6.6	3.4	26.2	40.6
Curtailment gain	—	—	—	—	(0.5)	(0.8)	—	(0.5)	(0.8)
Settlement loss(a)	—	—	—	—	3.2	3.3	—	3.2	3.3
Net periodic pension cost (credit)	$(13.2)	(1.6)	7.7	$16.4	13.2	17.9	$3.2	11.6	25.6

(a)Non-U.S. Plans settlement losses to terminated employees that participate in a Mexican severance indemnity program ("Mexico Plan") that is accounted for as a defined benefit plan were offset by a settlement gain related to our defined benefit plan in Ireland, which was terminated during 2023. Non-U.S. Plans settlement losses in 2022 and 2021 relate primarily to lump-sum payouts in Canada as well as terminated employees that participate in the Mexico Plan that is accounted for as a defined benefit plan.

The components of net periodic pension cost and net periodic post-retirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2023	2022	2023	2022	2023	2022

Benefit obligation at beginning of year	$627.2	839.5	334.7	492.2	961.9	1,331.7
Service cost	—	—	7.6	8.1	7.6	8.1
Interest cost	32.4	22.9	18.1	13.1	50.5	36.0
Participant contributions	—	—	0.5	0.3	0.5	0.3
Plan amendments	—	—	0.5	0.1	0.5	0.1
Plan combinations	—	—	0.4	0.9	0.4	0.9
Curtailments	—	—	(0.1)	(0.4)	(0.1)	(0.4)
Settlements	—	—	(3.8)	(10.8)	(3.8)	(10.8)
Benefits paid	(45.2)	(45.0)	(21.4)	(16.1)	(66.6)	(61.1)
Divestitures(a)	—	—	(3.7)	—	(3.7)	—
Actuarial (gains) losses	14.8	(190.2)	33.9	(127.3)	48.7	(317.5)
Foreign currency exchange effects	—	—	16.4	(25.4)	16.4	(25.4)
Benefit obligation at end of year	$629.2	627.2	383.1	334.7	1,012.3	961.9

Fair value of plan assets at beginning of year	$596.3	764.8	245.5	360.3	841.8	1,125.1
Return on assets – actual	59.9	(124.1)	20.9	(81.1)	80.8	(205.2)
Participant contributions	—	—	0.5	0.3	0.5	0.3
Plan combinations	—	—	0.4	0.9	0.4	0.9
Employer contributions	0.6	0.6	12.8	14.7	13.4	15.3
Settlements	—	—	(3.8)	(10.8)	(3.8)	(10.8)
Benefits paid	(45.2)	(45.0)	(21.4)	(16.1)	(66.6)	(61.1)
Divestitures(a)	—	—	(3.7)	—	(3.7)	—
Foreign currency exchange effects	—	—	8.1	(22.7)	8.1	(22.7)
Fair value of plan assets at end of year	$611.6	596.3	259.3	245.5	870.9	841.8

Funded status	$(17.6)	(30.9)	(123.8)	(89.2)	(141.4)	(120.1)

Included in:
Noncurrent asset	$—	—	15.1	17.7	15.1	17.7
Current liability, included in accrued liabilities	0.7	0.7	7.3	6.1	8.0	6.8
Noncurrent liability	16.9	30.2	131.6	100.8	148.5	131.0
Net pension liability	$17.6	30.9	123.8	89.2	141.4	120.1

(a)During 2023, we terminated our defined-benefit pension plan in Ireland.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2023	2022	2023	2022	2023	2022

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(186.7)	(228.3)	(18.9)	(61.3)	(205.6)	(289.6)
Net actuarial gains (losses) arising during the year	(2.1)	17.4	(24.0)	33.5	(26.1)	50.9
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	1.6	24.2	1.8	5.2	3.4	29.4
Foreign currency exchange effects	—	—	(2.0)	3.7	(2.0)	3.7
End of year	$(187.2)	(186.7)	(43.1)	(18.9)	(230.3)	(205.6)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(0.1)	0.1	(0.1)	0.1
Prior service credit (cost) from plan amendments during the year	—	—	(0.5)	(0.1)	(0.5)	(0.1)
Foreign currency exchange effects	—	—	(0.1)	(0.1)	(0.1)	(0.1)
End of year	$—	—	(0.7)	(0.1)	(0.7)	(0.1)

U.S. Plans
The net actuarial losses of $2.1 million in 2023 and gains of $17.4 million in 2022 were mainly driven by changes in the primary U.S. pension plan. The 2023 net actuarial losses arose primarily from a lower discount rate at the end of the year ($18 million), which was largely offset by higher actual return on assets than expected ($13 million). The 2022 net actuarial gains arose primarily from a higher discount rate at the end of the year ($193 million), which was largely offset by lower actual return on assets than expected ($173 million).

Non-U.S. Plans
The net actuarial losses of $24.0 million in 2023 were primarily due to lower discount rates at the end of the year ($30 million), which were offset by actual return on assets being higher than expected ($10 million). The net actuarial gains of $33.5 million in 2022 were primarily due to higher discount rates at the end of the year ($133 million), largely offset by actual return on assets being lower than expected ($94 million).

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2023 and 2022 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $629.2 million in 2023 and $627.2 million in 2022.  The total ABO for our Non-U.S. pension plans was $346.6 million in 2023 and $304.2 million in 2022.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2023	2022	2023	2022	2023	2022

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$611.6	596.3	86.1	84.9	697.7	681.2
Accumulated benefit obligation	629.2	627.2	196.7	171.0	825.9	798.2
Projected benefit obligation	629.2	627.2	223.6	191.1	852.8	818.3

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021

Discount rate:
Pension cost	5.4%	2.8%	2.4%	5.4%	2.8%	2.3%
Benefit obligation at year end	5.1%	5.4%	2.8%	4.9%	5.4%	2.8%

Expected return on assets – pension cost	7.00%	7.00%	7.00%	4.59%	3.76%	3.55%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	1.9%	1.6%	1.9%
Benefit obligation at year end	N/A	N/A	N/A	2.0%	1.9%	1.6%

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

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2024. We expect to contribute $9.7 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2024.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2023, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2024	$48.8	19.9	68.7
2025	48.6	19.6	68.2
2026	48.5	21.1	69.6
2027	48.2	22.4	70.6
2028	47.7	25.6	73.3
2029 through 2033	228.4	149.7	378.1

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021

Service cost	$—	—	—	$0.3	0.1	0.1	$0.3	0.1	0.1
Interest cost on APBO	11.1	10.3	9.8	5.3	3.7	3.2	16.4	14.0	13.0
Return on assets – expected	(10.3)	(13.2)	(12.3)	—	—	—	(10.3)	(13.2)	(12.3)
Amortization of losses	5.1	10.0	17.5	4.8	7.3	9.0	9.9	17.3	26.5
Amortization of prior service credit	(11.0)	(4.6)	(4.7)	(0.1)	(0.3)	(0.3)	(11.1)	(4.9)	(5.0)
Net periodic postretirement cost (credit)	$(5.1)	2.5	10.3	$10.3	10.8	12.0	$5.2	13.3	22.3

The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2023	2022	2023	2022	2023	2022

APBO at beginning of year	$233.9	397.4	89.2	113.0	323.1	510.4
Service cost	—	—	0.3	0.1	0.3	0.1
Interest cost	11.1	10.3	5.3	3.7	16.4	14.0
Plan amendments	—	(66.7)	—	—	—	(66.7)
Benefits paid	(19.8)	(20.3)	(8.0)	(9.0)	(27.8)	(29.3)
Actuarial (gains) losses, net	(11.2)	(86.8)	3.3	(18.9)	(7.9)	(105.7)
Foreign currency exchange effects	—	—	1.2	0.3	1.2	0.3
APBO at end of year	$214.0	233.9	91.3	89.2	305.3	323.1

Fair value of plan assets at beginning of year	$139.0	178.0	—	—	139.0	178.0
Return on assets – actual	14.2	(15.1)	—	—	14.2	(15.1)
Employer contributions	—	—	8.0	9.0	8.0	9.0
Net transfers to (from) plan assets	2.7	(3.6)	—	—	2.7	(3.6)
Benefits paid	(19.8)	(20.3)	(8.0)	(9.0)	(27.8)	(29.3)
Fair value of plan assets at end of year	$136.1	139.0	—	—	136.1	139.0

Funded status	$(77.9)	(94.9)	(91.3)	(89.2)	(169.2)	(184.1)

Included in:
Current, included in accrued liabilities	$—	—	9.6	9.6	9.6	9.6
Noncurrent	77.9	94.9	81.7	79.6	159.6	174.5
Retirement benefits other than pension liability	$77.9	94.9	91.3	89.2	169.2	184.1

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2023	2022	2023	2022	2023	2022

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(93.9)	(162.4)	(45.5)	(71.6)	(139.4)	(234.0)
Net actuarial gains (losses) arising during the year	15.1	58.5	(3.3)	18.9	11.8	77.4
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	5.1	10.0	4.8	7.3	9.9	17.3
Foreign currency exchange effects	—	—	(0.4)	(0.1)	(0.4)	(0.1)
End of year	$(73.7)	(93.9)	(44.4)	(45.5)	(118.1)	(139.4)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$80.7	18.6	0.3	0.6	81.0	19.2
Prior service credit from plan amendments during the year	—	66.7	—	—	—	66.7
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(11.0)	(4.6)	(0.1)	(0.3)	(11.1)	(4.9)
Foreign currency exchange effects	—	—	—	—	—	—
End of year	$69.7	80.7	0.2	0.3	69.9	81.0

UMWA Plans
The net actuarial gains of $15.1 million in 2023 arose primarily due to claim assumptions updates ($17 million) and higher actual return on assets than expected ($4 million), which were partially offset by lower discount rate at the end of the year ($5 million). The net actuarial gains of $58.5 million in 2022 arose primarily due to a higher discount rate at the end of the year ($78 million) and favorable medical claims experience ($12 million). This was partially offset by lower actual return on assets than expected ($28 million) and updates to the UMWA census data ($12 million). We recognized a prior service credit in 2022 associated with UMWA obligations due to a plan amendment that changed the medical plan to a group Medicare Advantage plan ($67 million), which reduced future expected net per capita claims costs.

Black Lung and Other Plans
We recognized net actuarial losses of $3.3 million in 2023. This was primarily due to a lower discount rate compared to the prior period ($2 million). We recognized net actuarial gains of $18.9 million in 2022. This was primarily due to a higher discount rate compared to the prior period ($18 million).

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 84 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2023	2022	2021

Weighted-average discount rate:
Postretirement cost:
UMWA plans	5.4%	2.8%	2.3%
Black lung	5.4%	2.7%	2.2%
Weighted-average	5.6%	2.9%	2.4%
Benefit obligation at year end:
UMWA plans	5.1%	5.4%	2.8%
Black lung	5.1%	5.4%	2.7%
Weighted-average	5.3%	5.6%	2.9%
Expected return on assets	8.00%	8.00%	8.00%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2023 APBO is 6.8% for 2024, declining to 5.0% in 2031 and thereafter (in 2022: 7.0% for 2023 declining to 5.0% in 2031 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2023 APBO was 5.0% (in 2022: 5.0%).  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2023 APBO is 6.8% for 2024, declining to 5.0% in 2031 (in 2022: 7.0% for 2023, declining to 5.0% in 2031).  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2023 APBO is 4.8% (in 2022: 4.8%).

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

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2023, we expect the Company to contribute $9.6 million in cash to the plans to pay 2024 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2024 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2036 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2023, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2024	$18.5	9.6	28.1
2025	18.3	8.9	27.2
2026	18.1	8.3	26.4
2027	18.0	7.7	25.7
2028	17.9	7.2	25.1
2029 through 2033	83.2	30.5	113.7

Retirement Plan Assets
U.S. Plans

		December 31, 2023			December 31, 2022
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$3.8	—	—	3.8	—	—
Equity securities:
U.S. large-cap(a)	1	57.6	9	13	90.2	15	16
U.S. small/mid-cap(a)	1	15.4	3	4	27.9	5	5
International(a)	1	63.7	10	14	99.2	17	17
Emerging markets(b)	1	4.5	1	1	11.5	2	2
Dynamic asset allocation(c)	1	15.6	3	3	28.1	5	5
Fixed-income securities:
Long duration - mutual fund(d)	1	317.4	62	60	189.4	44	45
Long duration - Treasury strips(d)	2	58.9			74.9
Other types of investments:
Core property(g) (l)		33.0	5	2	36.2	6	5
Structured credit(h) (l)		41.7	7	3	35.1	6	5
Total		$611.6	100	100	596.3	100	100

UMWA Plans
Cash, cash equivalents and receivables		$—	—	—	0.2	—	—
Equity securities:
U.S. large-cap(a)	1	29.3	22	24	25.6	18	22
U.S. small/mid-cap(a)	1	13.2	10	11	10.0	7	10
International(a)	1	32.1	24	26	28.2	20	24
Emerging markets(b)	1	5.1	3	4	4.9	4	4
Dynamic asset allocation(c)	1	8.9	7	7	8.5	6	7
Fixed-income securities:
High yield(e)	1	2.6	2	2	2.4	2	2
Emerging markets(f)	1	5.1	4	4	5.0	4	4
Multi asset real return(i)	1	6.1	4	5	6.1	4	5
Other types of investments:
Core property(g) (l)		14.7	10	5	20.6	15	10
Structured credit(h) (l)		8.3	6	5	12.8	9	5
Global private equity(j) (l)		9.6	7	7	11.9	9	7
Energy debt(k) (l)		1.1	1	—	2.8	2	—
Total		$136.1	100	100	139.0	100	100
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

In 2018, the UMWA plans re-locked their energy debt investment for another three years, which expired in 2022. We did not re-lock the energy debt investment as the fund intends to be fully liquidated in 2024.

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

Most of the investments of our U.S. retirement plans can be redeemed daily. The structured credit investments can be redeemed quarterly with 65 days’ notice. The core property fund investment can be redeemed quarterly with 105 days’ notice.

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2023			December 31, 2022
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.9	—	—	0.7	—	—
Equity securities:
U.S. equity funds(a)	7.4			9.6
Canadian equity funds(a)	1.6			3.6
European equity funds(a)	1.4			1.4
Other global equity funds(a)	9.6			15.4
Total equity securities	20.0	8	10	30.0	12	13
Fixed-income securities:
Canadian fixed-income securities(b)	55.4			42.0
European fixed-income funds(c)	11.7			11.0
High-yield(d)	0.7			0.7
Emerging markets(e)	0.8			0.7
Long-duration(f)	61.4			59.5
Total fixed-income securities	130.0	50	49	113.9	47	47
Other types of investments:
Guaranteed contract value(g)	82.6	32	34	75.8	31	33
Property funds(h)	11.1	10	7	9.6	10	7
Global infrastructure fund(i)	7.5			6.8
Other	7.2			8.7
Total other types of investments	108.4			100.9
Total	$259.3	100	100	245.5	100	100

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
(b)This category seeks to duplicate the risk and return characteristics of an intermediate to a long-term fixed-income security portfolio with an approximate duration of 10 to15 years and longer. This is achieved by using a mix of actively managed fixed income mutual funds, which invest in bonds issued by Canadian issuers, as well as Canadian-dollar denominated zero-coupon securities issued by the Canadian Federal and Provincial governments, and agencies thereof.
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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2023	December 31, 2022

Quoted prices in active markets for identical assets (Level 1)	$95.2	88.2
Significant other observable inputs (Level 2)	49.3	45.3
Guaranteed contract value (Level 3)(a)	82.6	75.8
Other insurance contract value (Level 3)(b)	3.0	2.7
Net asset value per share practical expedient(c)	29.2	33.5
Total fair value	$259.3	245.5

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

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement. We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. We matched the first 2% of employees' eligible contributions to our U.S. 401(k) plan. Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2023	2022	2021

U.S. 401(K)	$9.9	7.6	6.5
Other plans	10.7	11.5	12.6
Total	$20.6	19.1	19.1

Note 5 - Income Taxes

	Years Ended December 31,
(In millions)	2023	2022	2021

Income (loss) from continuing operations before income taxes
U.S.	$1.8	(44.3)	(1.8)
Foreign	234.0	270.5	237.3
Income from continuing operations before income taxes	$235.8	226.2	235.5

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$2.7	2.8	0.5
State	4.0	1.6	0.9
Foreign	109.8	99.3	104.3
Current tax expense	116.5	103.7	105.7

Deferred tax expense (benefit)
U.S. federal	30.4	(59.3)	6.0
State	(4.0)	(0.1)	2.9
Foreign	(3.7)	(2.9)	5.7
Deferred tax expense (benefit)	22.7	(62.3)	14.6
Provision for income taxes of continuing operations	$139.2	41.4	120.3

	Years Ended December 31,
(In millions)	2023	2022	2021

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$139.2	41.4	120.3
Discontinued operations	0.5	(0.9)	0.6
Other comprehensive income (loss)	(4.5)	55.9	55.3
Equity	—	—	—
Comprehensive provision for income taxes	$135.2	96.4	176.2

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2023, 2022 and 2021.

	Years Ended December 31,
(In percentages)	2023	2022	2021

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	4.7	7.5	7.6
Taxes on cross border income, net of credits	7.9	6.9	4.6
Adjustments to valuation allowances	18.5	(21.1)	6.7
Foreign income taxes	6.0	(0.7)	6.1
French business tax	0.4	0.8	0.7
State income taxes, net	0.6	0.7	0.9
Share-based compensation	1.8	1.3	0.2
Acquisition costs	0.2	—	0.5
Other(a)	(2.1)	1.9	2.8
Actual income tax rate on continuing operations	59.0%	18.3%	51.1%

(a)No individual item is above a 5% threshold.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2023	2022

Deferred tax assets
Pension liabilities	$41.0	33.5
Retirement benefits other than pensions	19.7	23.8
Lease liabilities	88.2	80.9
Workers’ compensation and other claims	27.1	27.5
Property and equipment, net	44.3	54.1
Other assets and liabilities	136.4	113.3
Net operating loss carryforwards	57.2	53.4
Interest limitations and other tax carryforwards(a)	48.8	20.6
Foreign tax and other tax credits(b)	61.8	57.4
Subtotal	524.5	464.5
Valuation allowances	(128.0)	(77.3)
Total deferred tax assets	396.5	387.2

Deferred tax liabilities
Right-of-use assets, net	78.8	76.8
Goodwill and other intangibles	110.8	100.3
Other assets and miscellaneous	31.6	31.7
Deferred tax liabilities	221.2	208.8
Net deferred tax asset	$175.3	178.4

Included in:
Noncurrent assets	$231.8	246.2
Noncurrent liabilities	(56.5)	(67.8)
Net deferred tax asset	$175.3	178.4

(a)U.S. interest limitation carryforward of $31.8 million has an unlimited carryforward and is not subject to a valuation allowance. In addition, foreign interest limitation and other tax carryforwards of $17.0 million have an unlimited carryforward and are subject to a full valuation allowance.
(b)U.S. foreign tax credits of $55.8 million expire in various years between 2024 and 2032 and other remaining credits of $6.0 million have various expiration periods. The U.S. foreign tax credits and other credits have a valuation allowance of $45.3 million.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2023.

	Years Ended December 31,
(In millions)	2023	2022	2021

Valuation allowances:
Beginning of year	$77.3	141.5	128.1
Expiring tax credits	(0.1)	(0.2)	(0.7)
Acquisitions and dispositions	(0.9)	—	(0.8)
Changes in judgment about deferred tax assets(a)	32.5	(46.1)	8.8
Other changes in deferred tax assets, charged to:
Income from continuing operations	11.3	(1.4)	7.4
Other comprehensive income (loss)	6.9	(13.9)	(0.2)
Foreign currency exchange effects	1.0	(2.6)	(1.1)
End of year	$128.0	77.3	141.5

(a)Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations. The 2022 change in judgment includes the impact of the U.S. final foreign tax credit regulations. We determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expected to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. The 2023 change in judgment includes the impact of Internal Revenue Notices which provide relief for foreign taxes paid in any taxable year beginning on or after December 28, 2021, and ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued (or any later date specified in such notice or other guidance). We determined a significant amount of the post-2021 foreign withholding taxes will now be eligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will annually be generating new foreign tax credits which should be creditable in the year generated. As a result, we no longer expect to be able to utilize a substantial amount of our foreign tax credit carryforwards to offset the future tax prior to their expiration.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2023, was $430.9 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2023, was $57.2 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2024-2028	$—	—	1.0	1.0
2029-2033	—	0.7	1.8	2.5
2034 and thereafter	—	11.6	5.2	16.8
Unlimited	1.2	2.2	33.5	36.9
	$1.2	14.5	41.5	57.2

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021

Uncertain tax positions:
Beginning of year	$23.5	28.9	14.0
Increases related to prior-year tax positions	2.1	1.2	3.0
Decreases related to prior-year tax positions	(2.7)	(2.9)	(0.4)
Increases related to current-year tax positions	2.4	2.3	5.2
Increases related to acquisitions	—	0.3	11.8
Settlements	—	(2.4)	(2.5)
Effect of the expiration of statutes of limitation	(2.5)	(1.9)	(1.6)
Foreign currency exchange effects	0.7	(2.0)	(0.6)
End of year	$23.5	23.5	28.9

Included in the balance of unrecognized tax benefits at December 31, 2023, are potential benefits of approximately $20.1 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. We reverse interest and penalty accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  The impact of interest and penalties on the 2023, 2022 and 2021 tax provisions was not significant. We had accrued interest and penalties of $6.5 million at December 31, 2023, and $5.8 million at December 31, 2022.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. As of December 31, 2023, we are subject to U.S. Federal income tax examination by tax authorities for the taxable year ending December 31, 2019, but with few exceptions, we are no longer subject to any state and local, or non-U.S. income tax examinations by tax authorities for years before 2019. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $4.1 million of currently remaining unrecognized tax positions may be recognized by the end of 2024.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2023	2022

Land	$54.3	49.9
Buildings	241.0	226.2
Leasehold improvements	291.2	271.7
Vehicles	805.0	755.2
Capitalized software(a)	269.1	237.0
DRS devices leased to customers	278.6	190.3
Other machinery and equipment	694.2	666.4
	2,633.4	2,396.7
Accumulated depreciation and amortization	(1,620.1)	(1,461.4)
Property and equipment, net	$1,013.3	935.3

(a)Amortization of capitalized software costs included in continuing operations was $15.5 million in 2023, $16.1 million in 2022 and $14.5 million in 2021.

Note 7 - Acquisitions and Dispositions

In 2022, we acquired United Kingdom-based business operations that manage ATMs. We also acquired net assets from an ATM and cash management solutions company in the U.S., which we have accounted for as a business combination. See details of the 2022 acquisitions below. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

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

(a)The contingent consideration has three components. The largest component was based on post-acquisition collections of ATM tax rate rebates from municipal governments in the U.K. The consideration was estimated at $10.5 million at the acquisition date. Through December 31, 2023, approximately $10 million has been paid to the seller for this component. A smaller component was based on post-acquisition increases in the ATM cash withdrawal interchange fees through June 30, 2023. The consideration was estimated at $4.3 million at the acquisition date. The post-acquisition fee increases did not occur and the liability was derecognized in the second quarter of 2023 resulting in a $4.8 million gain classified as other operating income (expense) in the consolidated statements of operations.
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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid	$215.5
Fair value of purchase consideration	$215.5

Fair value of net assets acquired

Cash	$12.3
Accounts receivable	7.3
Other current assets	5.5
Property and equipment, net	14.6
Intangible assets(a)	95.0
Goodwill(b)	126.1
Other noncurrent assets	4.5
Current liabilities	(41.2)
Other noncurrent liabilities	(8.6)
Fair value of net assets acquired	$215.5

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

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $22 million that remains potentially payable as of December 31, 2023 as we believe it is unlikely that the contingent consideration payments will be reduced.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2023	$816.9
Contingent consideration	22.0
Liabilities assumed from seller	2.9
Indemnification assets	(15.9)
Fair value of purchase consideration	$825.9

Fair value of net assets acquired
Cash	$244.4
Restricted cash	30.1
Accounts receivable	145.8
Other current assets	30.8
Property and equipment, net	123.8
Right-of-use assets, net	77.5
Intangible assets(a)	207.0
Goodwill(b)	534.1
Other noncurrent assets	16.2
Current liabilities	(296.3)
Lease liabilities	(68.1)
Other noncurrent liabilities	(103.9)
Fair value of net assets acquired	$941.4
Less: Fair value of noncontrolling interest	(115.5)
Fair value of purchase consideration	$825.9

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

Actual and Pro Forma (unaudited) disclosures

Below are the actual results included in Brink's consolidated results for the 2022 NoteMachine acquisition.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2023 and 2022 results for businesses acquired in the same year from the date of acquisition

Twelve months ended December 31, 2023
NoteMachine	$142.3	(1.0)
Total	$142.3	(1.0)

Twelve months ended December 31, 2022
NoteMachine	$35.2	2.1
Total	$35.2	2.1
The pro forma consolidated results of Brink’s presented below are unaudited and reflect a hypothetical ownership on January 1, 2021 of the businesses we acquired during 2022.

(In millions)	Revenue	Net income attributable to Brink's

Pro forma results of Brink's for the twelve months ended December 31,
2023
Brink's as reported	$4,874.6	87.7
NoteMachine(a)	—	—
Total	$4,874.6	87.7

2022
Brink's as reported	$4,535.5	170.6
NoteMachine(a)	109.2	9.9
Total	$4,644.7	180.5

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

Brink's Argentina management finalized negotiations with the Maco unions and has agreed to pay amounts to the union members in monthly installments through June 2024. We recognized $12.5 million in related costs in 2022. In 2023, we recognized a $4.9 million charge for an inflation-adjusted labor increase to the expected payments. Changes in the liability as a result of currency-related remeasurement are reflected in our operating results as described in Note 1. Changes in the liability as a result of labor rate increases are reflected as acquisition-related costs.

Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded the amounts from segment results.

Acquisition costs

We have incurred $4.2 million in transaction costs related to business acquisitions in 2023 ($5.6 million in 2022 and $6.5 million in 2021). These costs are classified in the consolidated statements of operations as selling, general and administrative expenses.

Note 8 - Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$477.5	—	0.2	477.7
Latin America	220.3	—	10.5	230.8
Europe	351.1	1.9	11.9	364.9
Rest of World	402.0	(0.5)	(1.1)	400.4
Total Goodwill	$1,450.9	1.4	21.5	1,473.8

(a)Includes adjustments related to the finalization of valuations in prior year acquisitions ($1.9 million increase in Europe).

	December 31, 2022
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$474.9	3.1	(0.5)	477.5
Latin America	214.1	2.7	3.5	220.3
Europe	302.5	61.3	(12.7)	351.1
Rest of World	420.2	(0.1)	(18.1)	402.0
Total Goodwill	$1,411.7	67.0	(27.8)	1,450.9

(a)Includes adjustments related to the finalization of valuations in prior year acquisitions ($0.8 million decrease in North America and $0.1 million decrease in Rest of World ).

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2023			December 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	$648.0	(238.9)	409.1	$639.2	(187.6)	451.6	9.2
Indefinite-lived trade names	9.1	—	9.1	7.9	—	7.9	—
Finite-lived trade names	40.3	(22.5)	17.8	38.9	(16.3)	22.6	3.1
Developed technology	65.3	(13.0)	52.3	60.7	(7.4)	53.3	8.7
Other	4.3	(4.3)	—	4.2	(4.1)	0.1	—
Total	$767.0	(278.7)	488.3	$750.9	(215.4)	535.5

Total amortization expense for our finite-lived intangible assets was $57.8 million in 2023 and $52 million in 2022.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2023, for the next five years is as follows:

(In millions)	2024	2025	2026	2027	2028

Amortization expense	$54.8	54.2	51.9	49.1	46.1

Note 9 - Prepaid Expenses and Other

	December 31,
(In millions)	2023	2022

Prepaid expenses	$177.0	169.5
Derivative instruments	28.5	41.0
Income tax receivable	17.3	26.3
Other	102.9	87.9
Prepaid expenses and other	$325.7	324.7

Note 10 - Other Assets

	December 31,
(In millions)	2023	2022

Sale-type lease receivables	$82.3	66.3
Deposits	30.4	27.4
Loans held for investment (see Note 20)	25.2	38.6
Marketable securities	16.9	39.3
Prepaid pension assets	15.1	17.7
Indemnification assets	11.2	16.3
Derivative instruments	6.9	11.1
Other	80.6	69.5
Other assets	$268.6	286.2

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(17.4)	4.3	2.2	(0.6)	(11.5)
Foreign currency translation adjustments	65.6	4.0	(5.2)	1.2	65.6
Gains (losses) on available-for-sale securities	(0.8)	(3.7)	5.0	(1.7)	(1.2)
Gains (losses) on cash flow hedges	1.9	(0.8)	(11.3)	1.8	(8.4)
	49.3	3.8	(9.3)	0.7	44.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	(2.2)	—	—	—	(2.2)
	(2.2)	—	(0.1)	—	(2.3)

Total
Benefit plan adjustments(a)	(17.4)	4.3	2.1	(0.6)	(11.6)
Foreign currency translation adjustments(b)	63.4	4.0	(5.2)	1.2	63.4
Gains (losses) on available-for-sale securities(c)	(0.8)	(3.7)	5.0	(1.7)	(1.2)
Gains (losses) on cash flow hedges(d)	1.9	(0.8)	(11.3)	1.8	(8.4)
	$47.1	3.8	(9.4)	0.7	42.2

2022

Amounts attributable to Brink's:
Benefit plan adjustments	$197.3	(45.4)	41.5	(10.1)	183.3
Foreign currency translation adjustments	(6.5)	2.7	(5.8)	1.4	(8.2)
Gains (losses) on available-for-sale securities	(1.2)	0.5	0.3	(0.1)	(0.5)
Gains (losses) on cash flow hedges	25.2	(0.8)	12.4	(4.1)	32.7
	214.8	(43.0)	48.4	(12.9)	207.3

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.4	—	—	—	0.4
Foreign currency translation adjustments	(6.7)	—	—	—	(6.7)
	(6.3)	—	—	—	(6.3)

Total
Benefit plan adjustments(a)	197.7	(45.4)	41.5	(10.1)	183.7
Foreign currency translation adjustments(b)	(13.2)	2.7	(5.8)	1.4	(14.9)
Gains (losses) on available-for-sale securities(c)	(1.2)	0.5	0.3	(0.1)	(0.5)
Gains (losses) on cash flow hedges(d)	25.2	(0.8)	12.4	(4.1)	32.7
	$208.5	(43.0)	48.4	(12.9)	201.0

See page 102 for footnote explanations.

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2021

Amounts attributable to Brink's:
Benefit plan adjustments	$120.5	(28.0)	64.6	(16.3)	140.8
Foreign currency translation adjustments	(52.6)	(6.8)	(4.1)	1.0	(62.5)
Gains (losses) on available-for-sale securities	(0.1)	—	—	—	(0.1)
Gains (losses) on cash flow hedges	8.1	(2.5)	11.0	(2.7)	13.9
	75.9	(37.3)	71.5	(18.0)	92.1

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.4)	—	—	—	(0.4)
Foreign currency translation adjustments	(2.2)	—	—	—	(2.2)
	(2.6)	—	—	—	(2.6)

Total
Benefit plan adjustments(a)	120.1	(28.0)	64.6	(16.3)	140.4
Foreign currency translation adjustments(b)	(54.8)	(6.8)	(4.1)	1.0	(64.7)
Gains (losses) on available-for-sale securities(c)	(0.1)	—	—	—	(0.1)
Gains (losses) on cash flow hedges(d)	8.1	(2.5)	11.0	(2.7)	13.9
	$73.3	(37.3)	71.5	(18.0)	89.5

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

	December 31,
(In millions)	2023	2022	2021

Total net periodic retirement benefit cost included in:
Cost of revenues	$5.9	6.3	7.2
Selling, general and administrative expenses	2.0	1.9	2.0
Interest and other nonoperating income (expense)	0.5	16.7	38.7

(b)2023 foreign currency translation adjustment amounts reflect primarily the appreciation of the Mexican peso, the Brazilian real, the British pound, and the euro. 2022 foreign currency translation adjustment amounts reflect primarily the devaluation of the British pound and the Chilean peso, partially offset by appreciation of the Mexican peso and the Brazilian real. 2021 foreign currency translation adjustment amounts reflect primarily the devaluation of the euro, the Chilean peso, the Brazilian real and the Mexican peso.
(c)Unrealized gains and losses on available-for-sale debt securities are initially recognized in accumulated other comprehensive income (loss). When sold, gains and losses are then realized and reclassified to the consolidated statement of operations in the same period. Pretax amounts are classified in the consolidated statements of operations as interest and other income (expense). We realized a $5.0 million loss in 2023, a $0.3 million loss in 2022 and no gain or loss in 2021 on sales of available-for-sale debt securities.
(d)Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as
•other operating income (expense) ($7.8 million loss in 2023, $8.9 million loss in 2022 and $0.1 million gain in 2021.)
•interest expense ($19.1 million reduction to expense in 2023, $3.5 million of expense in 2022 and $11.1 million in 2021.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(614.8)	(363.2)	—	(22.0)	(1,000.0)
Other comprehensive income (loss) before reclassifications	92.5	(59.4)	(0.1)	5.6	38.6
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	48.3	(3.1)	—	8.3	53.5
Other comprehensive income (loss) attributable to Brink's	140.8	(62.5)	(0.1)	13.9	92.1
Balance as of December 31, 2021	(474.0)	(425.7)	(0.1)	(8.1)	(907.9)
Other comprehensive income (loss) before reclassifications	151.9	(3.8)	(0.7)	24.4	171.8
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	31.4	(4.4)	0.2	8.3	35.5
Other comprehensive income (loss) attributable to Brink's	183.3	(8.2)	(0.5)	32.7	207.3
Acquisitions of noncontrolling interests	—	0.1	—	—	0.1
Balance as of December 31, 2022	(290.7)	(433.8)	(0.6)	24.6	(700.5)
Other comprehensive income (loss) before reclassifications	(13.1)	69.6	(4.5)	1.1	53.1
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1.6	(4.0)	3.3	(9.5)	(8.6)
Other comprehensive income (loss) attributable to Brink's	(11.5)	65.6	(1.2)	(8.4)	44.5
Balance as of December 31, 2023	$(302.2)	(368.2)	(1.8)	16.2	(656.0)

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

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2023	2022

$600 million Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	554.6	528.7

$400 million Senior unsecured notes
Carrying value	$400.0	400.0
Fair value	382.0	369.0

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At December 31, 2023, the notional value of our outstanding foreign currency forward and swap contracts was $678 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At December 31, 2023, the fair value of our short term foreign currency contracts was a net liability of $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2022, the fair value of these foreign currency contracts was a net liability of $7.0 million, of which $3.5 million was included in prepaid expenses and other and $10.5 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021

Derivative instrument gains included in other operating income (expense)	$21.3	42.0	24.2

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real. This cross currency swap contract matured and was fully settled in the fourth quarter of 2023. The swap contract was designated as a cash flow hedge for accounting purposes and changes in the fair value of the cash flow hedge were initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We immediately reclassified from accumulated other comprehensive income (loss) to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassified amounts from accumulated other comprehensive income (loss) to interest expense that were associated with the interest rate differential between a U.S. dollar denominated intercompany loan and a Brazilian real denominated intercompany loan. At December 31, 2022, the fair value of this cross currency swap contract was an asset of $14.6 million and was included in prepaid expenses and other on the consolidated balance sheet.

Before final settlement occurred in the fourth quarter of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$(7.9)	(8.9)	0.2

Offsetting transaction gains (losses)	7.9	8.9	(0.2)

Derivative instrument losses included in interest expense	(0.8)	(1.3)	(1.3)

Net derivative instrument losses	(8.7)	(10.2)	(1.1)

In the first quarter of 2019, we entered into ten interest rate swaps with a maturity date of January 2024. These interest rate swaps hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings in the same periods that the hedged debt affects earnings.

At December 31, 2023, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 0.1 years. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $1.1 million which was included in prepaid expenses and other on the consolidated balance sheet. At December 31, 2022, the fair value of these interest rate swaps was a net asset of $10.0 million, of which $9.3 million was included in prepaid expenses and other and $0.7 million was included in other assets on the consolidated balance sheet.

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

At December 31, 2023, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 1.8 years. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $12.2 million, of which $5.8 million was included in prepaid expenses and other and $6.4 million was included in other assets on the consolidated balance sheet. At December 31, 2022, the fair value of these interest rate swaps was a net asset of $16.4 million, of which $6.0 million was included in prepaid expenses and other and $10.4 million was included in other assets on the consolidated balance sheet.

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

At December 31, 2023, the notional value of these contracts was $175 million with a remaining weighted-average maturity of 1.8 years. At
December 31, 2023, the fair value of these interest rate swaps was a net asset of $0.1 million, of which $1.9 million was included in prepaid expenses and other and $1.8 million was included in other liabilities on the consolidated balance sheet. At December 31, 2022, the fair value of these interest rate swaps was a net asset of $1.0 million of which $2.0 million was included in prepaid expenses and other and $1.0 million was included in other liabilities on the consolidated balance sheet.

In the second quarter of 2023, we entered into eight forward-starting interest rate swaps which became effective in January 2024. The forward-starting interest rate swaps have a maturity date in June 2027. These swaps are intended to replace the existing $400 million interest rate swaps that matured on the same date in January 2024 that the forward-starting swaps became effective. These swaps are intended to hedge cash flow risk associated with changes in variable interest rates and were designated as cash flow hedges for accounting purposes.

Accordingly, changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss).

At December 31, 2023, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.8 years. At December 31, 2023, the fair value of these interest rate swaps was an asset of $5.7 million, of which $5.4 million was included in prepaid expenses and other and $0.3 million was included in other assets on the consolidated balance sheet.

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

In the third quarter of 2022, we terminated these cross currency swap contracts and received $67 million in cash for the fair value of the derivative assets at the settlement date. We subsequently entered into a total of nine cross currency swaps with a total notional value of $400 million to hedge a portion of our net investment in certain of our subsidiaries with euro functional currencies. Swaps with a total notional value of $215 million will terminate in May 2026 and swaps with a total notional value of $185 million will terminate in April 2031. We have designated these swaps as net investment hedges for accounting purposes.

In the third quarter of 2023, we entered into a zero cost foreign exchange collar contract with a $215 million notional amount and a May 2026 expiration date. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $215 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we de-designated the existing $215 million notional cross currency swaps and re-designated the combined $215 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $215 million notional cross currency swaps had a non-zero fair value representing an off-market component of the participating cross currency swaps. The off-market value is being ratably amortized into earnings through May 2026. The combined cross currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.

At December 31, 2023, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.0 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.3 years for the cross currency swaps maturing in April 2031. At December 31, 2023, the fair value of these cross currency swaps was a net liability of $34.6 million, of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the consolidated balance sheet. At December 31, 2022, the fair value of these cross currency swaps was a net liability of $11.7 million, of which $5.6 million was included in prepaid expenses and other and $17.3 million was included in other liabilities on the consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million included in other assets on the consolidated balance sheet.

In the fourth quarter of 2023, we entered into a foreign exchange forward swap contract to hedge a portion of our net investments in certain of our subsidiaries with Hong Kong dollar functional currencies. As the contract is designated as a net investment hedge for accounting purposes, we will use the spot method to assess effectiveness of this derivative contract. We will record changes in fair value attributable to changes in the Hong Kong dollar undiscounted spot rates in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) with amounts remaining in accumulated comprehensive income (loss) until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of the foreign exchange forward swap contract.

At December 31, 2023, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.9 years. At December 31, 2023, the fair value of this derivative contract was an asset of $0.1 million which was included in prepaid expenses and other on the consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps and foreign exchange forward swap contract is included in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021

Interest rate swaps designated as cash flow hedges	$(19.9)	2.2	9.8
Cross currency swaps designated as net investment hedges	(5.2)	(5.8)	(4.1)
Net derivative instrument (gains) losses included in interest expense	$(25.1)	(3.6)	5.7

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, as well as inputs related to forward interest rates and forward currency rates that are derived principally from, or corroborated by, observable market data,

which we have categorized as a Level 2 valuation. The majority of cash flows associated with our forward and swap contracts are included as changes in other operating activities in the consolidated statements of cash flows. If a contract has a significant financing element, cash flows are included within the financing activities section of the consolidated statements of cash flows.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $22 million that remains potentially payable as of December 31, 2023 as we believe it is unlikely that the contingent consideration payments will be reduced.

In the fourth quarter of 2022, we acquired NoteMachine and recognized a payable for contingent consideration, consisting of two components. The first component was a payable based on post-acquisition increases in ATM cash withdrawal interchange fees through June 30, 2023. This payable was written off in the second quarter of 2023 as no increases in the fee occurred through June 30, 2023. The $4.8 million gain is classified as other operating income (expense) in the consolidated statements of operations. The second component is a payable contingent on our post-acquisition collection of ATM tax rate rebates from municipal governments in the U.K. The fair value of this payable was estimated at $10.5 million as of the October 3, 2022 acquisition date. Approximately $10 million of the contingent consideration has been paid through December 31, 2023, and we do not expect any material change to the payable estimated as of the acquisition date.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2023.

Note 13 - Accrued Liabilities

	December 31,
(In millions)	2023	2022

Cash supply chain deposit liability(a)	$167.8	156.3
Cash held by cash management services operations(b)	166.2	85.2
Payroll and other employee liabilities	151.9	175.8
Taxes, except income taxes	134.9	127.0
Operating lease liabilities	79.5	74.7
Income taxes payable	37.8	25.7
Accrued interest	34.5	31.7
Workers’ compensation and other claims	31.7	30.1
ATM surcharge/interchange payables	27.7	26.6
Contract liability	21.4	17.0
Retirement benefits	17.6	16.4
Chile antitrust matter(c)	10.3	10.2
Derivative instruments	9.8	10.5
Acquisition and disposition related obligations	2.0	21.4
Other	233.8	210.8
Accrued liabilities	$1,126.9	1,019.4

(a)In France, we offer services to certain customers requiring us to take temporary title to the cash received from the management of our customers' cash supply chains. The cash for which we have temporary title is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering.
(b)Title to cash received and processed in certain of our secure cash management services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.
(c)See Note 23 for more information on the Chile antitrust matter.

Note 14 - Other Liabilities

	December 31,
(In millions)	2023	2022

Workers’ compensation and other claims	$72.6	72.6
Derivative instruments	42.0	18.3
Asset retirement and remediation obligations	33.3	31.9
Acquisition-related obligations	22.8	21.5
Noncurrent tax liabilities	21.8	19.3
Deferred compensation	12.0	20.0
Post-employment benefits	6.4	5.9
Other	33.7	35.1
Other liabilities	$244.6	224.6

Note 15 - Debt

	December 31,
(In millions)	2023	2022

Debt:
Short-term borrowings
Other (year end weighted average interest rate of 6.5% in 2023 and 4.3% in 2022)	$151.7	47.2
Total short-term borrowings	$151.7	47.2

Long-term debt
Bank credit facilities:
Term loan A (year-end weighted average interest rate of 7.0% in 2023 and 5.7% in 2022)
less unamortized issuance cost of $4.0 million in 2023 and $5.1 million in 2022	$1,343.5	1,377.4
Senior unsecured notes (year-end effective interest rate of 4.6% and 5.5% respectively for "2017 Senior Notes" and "2020 Senior Notes" in 2023 and 2022)
less unamortized issuance cost of $5.6 million in 2023 and $7.9 million in 2022	994.4	992.1
Revolving Credit Facility (year-end weighted average interest rate of 6.3% in 2023 and 5.5% in 2022)	542.1	646.9
Other facilities (year-end weighted-average interest rate of 5.9% in 2023 and 4.8% in 2022)(a)	265.8	147.0
Financing leases (year-end weighted-average interest rate of 6.2% in 2023 and 5.5% in 2022)	233.8	192.2
Total long-term debt	$3,379.6	3,355.6

Total Debt	$3,531.3	3,402.8

Included in:
Current liabilities	$268.8	129.6
Noncurrent liabilities	3,262.5	3,273.2
Total debt	$3,531.3	3,402.8

(a)Other facilities includes $209.3 million related to the Brink’s Capital credit facility at December 31, 2023, compared to $106.8 million at December 31, 2022. The facility had $7,110.5 million in borrowings and $7,008.1 million in repayments in 2023, which is reflected in the long-term revolving credit facilities movement in the consolidated statements of cash flows.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2023, $458 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at December 31, 2023. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of December 31, 2023. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23%as of December 31, 2023.

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

Letter of Credit and Bank Guarantee Facilities
We have two committed letters of credit facilities totaling $38 million, of which approximately $8 million was available at December 31, 2023. At December 31, 2023, we had undrawn letters of credit and guarantees of $30 million issued under these facilities. The $15 million facility expires in April 2025 and the $23 million facility expires in May 2027.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $32 million was available at December 31, 2023. At December 31, 2023, we had undrawn letters of credit and guarantees of $23 million issued under these facilities. The $40 million and the $15 million facilities have no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Financing leases	Other long-term debt	Total

2024	$57.5	59.6	117.1
2025	51.1	703.0	754.1
2026	41.7	76.6	118.3
2027	30.1	2,302.7	2,332.8
2028	19.8	3.6	23.4
Later years	33.6	9.8	43.4
Total	$233.8	3,155.3	3,389.1

The Senior Secured Credit Facility, Senior Unsecured Notes, the letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at December 31, 2023.

Financing Leases
Property and equipment acquired under financing leases are included in property and equipment as follows:

	December 31,
(In millions)	2023	2022

Asset class:
Buildings	$9.4	6.3
Vehicles	395.9	332.9
Machinery and equipment	82.9	49.5
	488.2	388.7
Less: accumulated amortization	(204.5)	(170.8)
Total	$283.7	217.9

Note 16 - Accounts Receivable and Credit Losses

Accounts receivable

	December 31,
(In millions)	2023	2022

Trade	$684.6	759.5
Other	124.8	141.0
Total accounts receivable	809.4	900.5
Allowance for doubtful accounts	(30.4)	(38.3)
Accounts receivable, net	$779.0	862.2

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

In the first quarter of 2022, as many of our regions began to recover from the COVID-19 pandemic, we re-assessed earlier assumptions and estimates, and we further refined our methodology of estimating the allowance for doubtful accounts. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the subsequent quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections.

The following table is a rollforward of the allowance for doubtful accounts:

	Years Ended December 31,
(In millions)	2023	2022	2021

Allowance for doubtful accounts:
Beginning of year	$38.3	16.9	30.7
Provision for uncollectible accounts receivable	12.8	22.3	3.4
Write offs and recoveries	(21.1)	(3.4)	(16.2)
Other	—	3.2	—
Foreign currency exchange effects	0.4	(0.7)	(1.0)
End of year	$30.4	38.3	16.9

Note 17 - Leases

We lease facilities, vehicles, certain DRS devices, ATMs, computers and other equipment under long-term operating and financing leases with varying terms.  Most of the leases contain renewal and/or purchase options, exercisable at our sole discretion.  The renewal periods differ by asset class and by country and are included in our determination of lease term if we determine we are reasonably certain to exercise the option.

We have taken the component election for all material asset categories, except certain DRS devices. This election allows us to account for lease components (e.g., fixed payments or variable payments that depend on a rate that can be determined at commencement, including rent for the right to use the asset) together with non-lease components (e.g., other fixed payments that deliver a good or service including common-area maintenance costs) in the calculation of the right-of-use asset and corresponding liability. Variable costs, such as inflation adjusted payments for facilities, or non-lease components that vary periodically (included as part of the component election), are expensed as incurred.

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

		December 31,
(In millions)	Balance sheet classification	2023	2022
Assets:
Operating lease assets	Right-of-use assets, net	$337.7	$314.5
Finance lease assets	Property and equipment, net	283.7	217.9
Total leased assets		$621.4	$532.4

Liabilities:
Current:
Operating	Accrued liabilities	$79.5	$74.7
Financing	Current maturities of long-term debt	57.5	43.0
Noncurrent:
Operating	Lease liabilities	265.8	249.9
Financing	Long-term debt	176.3	149.2
Total lease liabilities		$579.1	$516.8

The components of lease expense were as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021

Operating lease cost(a)	$153.4	$133.6	$149.4
Short-term lease cost	25.5	28.9	21.2
Finance lease cost:
Amortization of related assets	44.5	37.9	38.3
Interest on related liabilities	14.0	10.1	9.5
Total lease cost	$237.4	$210.5	$218.4

(a)Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

	Years Ended December 31,
(In millions, except for lease term and discount rate)	2023	2022	2021

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107.9	$106.1	$96.5
Operating cash flows from finance leases	14.0	10.1	9.5
Financing cash flows from finance leases	55.5	48.2	43.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	104.3	101.0	54.0
Finance leases	92.0	65.7	85.9

Weighted Average Remaining Lease Term

Operating leases	6.5 years	6.3 years	6.7 years
Finance leases	4.7 years	4.7 years	4.8 years

Weighted Average Discount Rate

Operating leases	6.8%	6.5%	6.4%
Finance leases	6.2%	5.5%	4.4%

As of December 31, 2023, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	DRS Devices	Other	Total

2024	$73.3	15.2	11.9	100.4
2025	59.0	11.2	8.0	78.2
2026	48.2	8.9	5.9	63.0
2027	38.8	5.8	3.5	48.1
2028	29.3	1.9	1.6	32.8
Later years	107.6	—	0.3	107.9
Total Lease Payments	$356.2	43.0	31.2	430.4
Less: Interest	77.3	4.5	3.3	85.1
Present value of lease liabilities	$278.9	$38.5	27.9	345.3

As of December 31, 2023, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2024	$69.7
2025	59.9
2026	47.5
2027	33.5
2028	21.7
Later years	38.7
Total Finance Lease Payments	$271.0
Less: Interest	37.2
Present value of finance lease liabilities	$233.8

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

There are 2.3 million shares underlying the 2017 Plan that are authorized, but not yet granted.  Outstanding awards at December 31, 2023, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. Prior to 2020, for employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement. For the 2020 awards, we recognized expense from the grant date to six months after the participant's retirement eligible date. In 2021, the retirement eligibility provisions were changed to require a minimum of a one year service period in order to meet the retirement eligible conditions. For the 2021, 2022 and 2023 awards, we recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations. Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2023, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2023
(in millions except years)	2023	2022	2021

Performance share units	$20.3	34.9	22.3	$19.5	1.6
Restricted stock units	10.4	12.0	8.5	8.0	1.4
Deferred stock units and fees paid in stock	1.4	1.3	1.3	0.4	0.3
Performance-based options	—	—	0.3	—	—
Time-based options	—	0.4	0.7	—	—
Cash based awards	2.8	1.3	1.0	1.9	1.5
Share-based payment expense	34.9	49.9	34.1
Income tax benefit	(7.9)	(11.5)	(8.1)
Share-based payment expense, net of tax	$27.0	38.4	26.0

Value of Distributed or Exercised Awards
The value of shares distributed or options exercised in the last three years is as follows:

	Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2023	2022	2021

Performance share units	$16.3	10.0	17.7
Restricted stock units	8.5	9.2	5.8
Deferred stock units and fees paid in stock	1.0	0.6	2.8
Performance-based options(a)	3.0	15.2	0.4
Time-based vesting options(a)	0.1	—	—
Total	$28.9	35.0	26.7

Income tax benefit realized	$7.0	8.1	6.1

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

We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $65.77 in 2023, $64.30 in 2022 and $78.35 in 2021.  The weighted-average discount was approximately 2% in each of 2023, 2022 and 2021.

The following table summarizes RSU activity during 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2022	309.3	$67.25
Activity from January 1 to December 31, 2023:
Granted	195.2	65.77
Forfeited	(43.4)	65.32
Vested	(140.9)	68.88
Nonvested balance as of December 31, 2023	320.2	$65.89

Performance Share Units (“PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs") to certain senior executives and employees in the last three years.

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. IM PSUs granted in 2023, 2022. and 2020 have a three year performance period. IM PSUs granted in 2021 have a two year performance period with an additional one year of service. In 2023, we also granted IM PSUs to certain employees which contain a market condition, a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model.

IM PSUs will be paid out in shares of Brink’s stock when the awards vest. For the IM PSUs granted in 2023, 2022 and 2021, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

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

The following table summarizes all PSU activity during 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2022	726.0	$76.66
Activity from January 1 to December 31, 2023:
Granted	235.4	69.10
Forfeited or expired(a)	(91.4)	80.20
Vested(b)	(171.5)	82.75
Nonvested balance as of December 31, 2023	698.5	$72.15

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

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the TSR PSUs granted in 2022 and 2021 and IM PSUs with a market condition granted in 2023:

Terms and Assumptions Used to Estimate Grant Date Fair Value	2023 IM PSUs(a)	2022 TSR PSUs	2021 TSR PSUs

Terms of awards:
Performance period	Jan. 1, 2023 to	Jan. 1, 2022 to	Jan. 1, 2021 to
	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2023

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(b)	1.2%	1.2%	0.8%
Expected stock price volatility(c)	41.9%	48.5%	48.9%
Risk-free interest rate(d)	4.5%	1.8%	0.2%
Contractual term in years	2.8	2.8	2.9

Weighted-average fair value estimates at grant date:
In millions	$8.5	$3.4	$2.7
Fair value per share	$72.51	$87.31	103.83

(a)In 2023, we granted IM PSUs to certain employees which contain a market condition.
(b)The stock price projection in the Monte Carlo simulation model assumed a 0% dividend yield, which is mathematically equivalent to reinvesting dividends over the performance period. For the valuation of these PSUs with market conditions, because the holders of the awards have no rights to any dividend paid during the vesting period, we applied a dividend yield in the Monte Carlo simulation model to reduce the projected stock price as of the grant date.
(c)The expected stock price volatility was calculated on the grant date for the most recent term equivalent to the contractual term in years.
(d)The risk-free interest rate on each date of grant is the rate for a zero-coupon U.S. Treasury bill that was commensurate with the grant date contractual term.

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

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2022(b)	446.2	$61.23	$14.70
Forfeited or expired	—	—	—
Exercised(b)	(271.8)	53.39	12.64
Outstanding at December 31, 2023(b)	174.4	$73.45	$17.92	0.1	$2.5

Of the above, as of December 31, 2023:
Exercisable	174.4	$73.45		0.1	$2.5
Expected to vest in future periods(c)	—	$—		—	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option. The market price at December 31, 2023 was $87.95.
(b)There were 446.2 thousand exercisable options with a weighted average exercise price of $61.23 at December 31, 2022 and 946.5 thousand exercisable options with a weighted average exercise price of $45.36 at December 31, 2021.
(c)At December 31, 2023, all outstanding performance options were vested.

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2022(b)	161.6	$81.13	$21.41
Forfeited or expired	(12.9)	82.16	21.35
Exercised	(33.0)	82.08	21.36
Outstanding at December 31, 2023	115.7	$80.74	$21.43	1.4	$0.8

Of the above, as of December 31, 2023:
Exercisable	115.7	$80.74		1.4	$0.8
Expected to vest in future periods(c)	—	$—		—	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2023 was $87.95.
(b)There were 102.7 thousand exercisable options with a weighted average exercise price of $79.26 at December 31, 2022 and 2.7 thousand exercisable options with a weighted average exercise price of $84.65 at December 31, 2021.
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

Deferred Stock Units (“DSUs”)
We granted DSUs to our non-employee directors in 2023 and in prior years. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2022	19.7	$54.74
Activity from January 1 to December 31, 2023:
Granted	19.2	62.43
Forfeited	—	—
Vested	(19.7)	54.74
Nonvested balance as of December 31, 2023	19.2	$62.43

The weighted-average grant-date fair value estimate per share for DSUs granted was $62.43 in 2023, $54.74 in 2022 and $79.04 in 2021.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units will be redeemed by employees for an equal number of shares of Brink’s stock.  Employee deferred compensation accounts held 106,836 units at December 31, 2023, and 150,970 units at December 31, 2022.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ deferred compensation accounts held 21,075 units at December 31, 2023, and 19,583 units at December 31, 2022.

Note 19 - Capital Stock

Common Stock
At December 31, 2023, we had 100 million shares of common stock authorized and 44.5 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On September 21, 2023, the Board of Directors declared a regular quarterly dividend of 22 cents per share payable on December 1, 2023 to shareholders of record on November 6, 2023. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2023, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In November 2023, our Board of Directors authorized a $500 million share repurchase program that expires on December 31, 2025 (the “2023 Repurchase Program”).

Under the 2023 Share Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In October 2021, we announced that our Board of Directors authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. In 2022, we repurchased a total of 948,395 shares of our common stock for an aggregate of $52.2 million and an average price of $55.01 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023 with approximately $28 million remaining available.

Our Board of Directors previously authorized a $250 million repurchase program (the “2020 Repurchase Program”) in February 2020.
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

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2023	2022	2021

Weighted-average shares

Basic(a)	46.2	47.3	49.5
Effect of dilutive stock awards	0.7	0.5	0.6
Diluted(a)	46.9	47.8	50.1

Antidilutive stock excluded from denominator (b)	0.3	0.6	0.4

(a)We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.3 million in 2023, 0.3 million in 2022 and 0.3 million in 2021.
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

Note 20 - Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022	2021

Cash paid for:
Interest	$195.8	117.5	107.7
Income taxes, net	96.3	127.8	83.8

Argentina Marketable Securities
In the last three years, we have used available Argentine pesos to purchase equity and available for sale debt securities. Cash outflows for the purchase of these financial instruments totaled $131.1 million in 2023, $27.6 million in 2022, and $12.9 million in 2021. Cash inflows for the sale of these financial instruments totaled $145.6 million in 2023 and $9.9 million in 2022. We did not have any cash inflows from the sale of these financial instruments in 2021. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos. These cash flows are reported in investing activities.

Non-cash Investing and Financing Activities
We acquired armored vehicles, DRS devices and other equipment under financing lease arrangements in the last three years including $92.0 million in 2023, $65.7 million in 2022 and $85.9 million in 2021.

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

Cash Paid for Acquisitions Included in Financing Activities
In 2023 we paid $10.3 million in settlements related to the Note Machine acquisition and $0.8 million related to the Touchpoint 21 acquisition. In 2022, we paid $2.8 million in settlements related to the PAI acquisition. In 2021, we received $3.2 million related to settlements in the G4S acquisition and paid $1.1 million related to PAI settlements. These payments are reported as cash flows from financing activities as the payments were made more than three months after the acquisition date.

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

In accordance with our revolving credit facilities, we are required to maintain restricted cash reserves totaling $40.9 million ($40.7 million at December 31, 2022) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At December 31, 2023, we held $507.0 million of restricted cash ($298.7 million represented restricted cash held for customers and $167.8 million represented accrued liabilities). At December 31, 2022, we held $438.5 million of restricted cash ($229.3 million represented restricted cash held for customers and $156.3 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2023	2022
Cash and cash equivalents	$1,176.6	972.0
Restricted cash	507.0	438.5
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$1,683.6	1,410.5

Note 21 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2023	2022	2021

Foreign currency items:
Transaction losses(a)	$(85.1)	(68.7)	(30.5)
Derivative instrument gains (losses)	21.3	42.0	24.2
Royalty income	7.5	9.1	5.6
Impairment losses	(10.3)	(9.0)	(9.5)
Indemnification asset adjustments(b)	(3.4)	(7.8)	—
Contingent consideration liability adjustments(c)	6.2	—	—
Gains on sale of property and other assets	1.9	2.7	—
Share in earnings of equity method affiliates	2.8	2.1	1.1
Insurance recoveries - Internal Loss(d)	—	—	18.8
Gains related to litigation(e)	—	—	4.4
Indemnity for forced relocation(f)	—	—	1.7
Other	4.9	4.3	4.2
Other operating income (expense)	$(54.2)	(25.3)	20.0

(a)Includes remeasurement losses in Argentina of $79.1 million in 2023, $37.6 million in 2022 and $9.0 million in 2021 related to highly inflationary accounting.
(b)Post-acquisition adjustments to indemnification assets recognized in previous business acquisitions.
(c)In 2023, we derecognized contingent consideration liabilities related to the NoteMachine and Touchpoint 21 business acquisitions.
(d)See details of the Internal Loss at Note 1.
(e)Gains recognized in the fourth quarter of 2021 in our Romanian operations related to favorable outcome of customer-related litigation.
(f)Indemnity received from the city of Paris to compensate for the forced relocation from a branch facility.

Note 22 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2023	2022	2021

Interest income	$36.3	23.6	12.1
Retirement benefit cost other than service cost	(0.5)	(16.7)	(38.7)
Foreign currency transaction gains (losses)(a)	(1.1)	2.4	0.4
Non-income taxes on intercompany billings(b)	(2.6)	(2.3)	(3.9)
Argentina turnover tax(c)	(6.8)	(1.8)	—
Gain (loss) on equity and debt securities(d)	(12.8)	—	16.0
G4S indemnification asset adjustment(e)	—	—	2.7
Other	1.9	(1.5)	4.4
Interest and other nonoperating income (expense)	$14.4	3.7	(7.0)

(a)Amounts primarily represent currency transaction gains and losses on contingent consideration payable related to G4S business acquisitions.
(b)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.
(c)State government tax incurred by our subsidiaries in Argentina on financial income generated by investments in mutual funds and other financial instruments.
(d)In 2023, the loss is primarily related to the impact of highly inflationary accounting on investments in marketable securities held by Argentina. In 2021, the gain was related to the market value increase of an investment in MoneyGram International, Inc. The investment was sold in 2021 and the gain was fully realized.
(e)Adjustment to indemnification asset related to business operations acquired from G4S. This adjustment was recognized outside of the measurement period for the related business operations acquired from G4S.

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company filed its response to the complaint in November 2022, which signaled the beginning of the evidentiary phase. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In 2022, we recognized an additional $1.4 million adjustment and, in 2023, we recognized an additional $0.5 million adjustment to our estimated loss. The adjustments resulted from changes in currency rates.

In addition, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable. Except as otherwise noted, we do not believe that it is reasonably possible the ultimate disposition of any of the legal matters currently pending against the Company could have a material adverse effect on our liquidity, financial position or results of operations.

At December 31, 2023, we had noncancellable commitments for $50.4 million in equipment purchases, and information technology and other services.

Note 24 - Reorganization and Restructuring

2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously announced restructuring plan across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. In total, we have recognized $33.2 million in charges under the program, including $11.0 million in 2023. We expect total expenses from the program to be between $38 million and $42 million, primarily severance costs.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of the 2022 Global Restructuring Plan:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2022	$—	—	—
Expense	18.8	3.4	22.2
Payments and utilization	(8.1)	(3.4)	(11.5)
Foreign currency exchange effects	0.8	—	0.8
Balance as of December 31, 2022	$11.5	—	11.5
Expense	8.0	3.0	11.0
Payments and utilization	(16.9)	(3.0)	(19.9)
Foreign currency exchange effects	0.2	—	0.2
Balance as of December 31, 2023	$2.8	—	2.8

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $43.6 million net costs in 2021, primarily severance costs. We recognized $16.6 million net costs in 2022, primarily severance costs. We recognized $6.6 million net costs in 2023. The majority of the costs in both 2023 and 2022 periods result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of the CEO and CFO, and under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an opinion on the effectiveness of internal control over financial reporting. KPMG’s report appears on page 125 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Other than the remediation of previously reported material weakness described below, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of the 2022 Material Weakness

Our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting. During 2023, our management, with the oversight of the Audit Committee of our Board of Directors, has been engaged in efforts to remediate the material weakness identified and disclosed in Item 9A of the annual report on Form 10-K for the year ended December 31, 2022. We have designed, implemented and tested enhancements to our process-level controls related to revenue and accounts receivable in certain North America locations. Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2023. Accordingly, the material weakness is considered to be remediated.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on Internal Control Over Financial Reporting

We have audited The Brink's Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 29, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

The information regarding executive officers is included in this report following Item 4, under the caption “Information about Our Executives Officers.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 61–123.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

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

10.5*	Form of 2017 Award Agreement for deferred stock units granted under the 2017 Equity Incentive Plan. Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.6*	Form of Stock Option Award Agreement, effective February 22, 2018. Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed February 26, 2018.

10.7*	Offer Letter, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

10.8*	Change in Control Agreement between The Brink’s Company and Douglas A. Pertz. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2020.

10.9*	Offer Letter, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

10.10*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.11*
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.12*
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.13	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.14
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

10.15.1
First Amendment to Loan Documents, dated as of February 8, 2019, with Wells Fargo Bank, National Association, as existing administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2019.

10.15.2
Incremental Amendment to Credit Agreement, dated as of April 1, 2020, by and among the Company, the subsidiaries of the Company party thereto, Bank of America, National Association, as administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2020.

10.15.3
Third Amendment to Credit Agreement, dated as of June 9, 2020, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders party there. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020.

10.15.4
Fourth Amendment to Credit Agreement (LIBOR Transition), dated as of December 27, 2021, by and among the Company and Bank of America, N.A. as administrative agent. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.15.5
Fifth Amendment to Loan Documents, dated as of June 23, 2022, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders part thereto. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2022.

10.16*	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended October 2018. Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018.

10.17*
Form of 2021 Performance Share Units Award Agreement (Total Shareholder Return), effective for awards made on or after February 24, 2021. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.18*
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

10.20*	Directors’ Stock Accumulation Plan, as amended and restated effective May 1, 2021. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.21*
Form of Indemnification Agreement entered into by The Brink’s Company with each of its directors, officers and certain employees, approved for use on December 9, 2021. Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021.

10.22*	Key Employees' Deferred Compensation Program, as amended and restated as of March 25, 2022. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 21, 2022.

10.23	Change in Control Plan, effective March 1, 2022. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2022.

10.24*	Plan for Deferral of Directors’ Fees, as amended and restated effective February 16, 2023. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.25*	Offer Letter, dated December 1, 2014, between The Brink’s Company and Michael Beech. Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022.

10.26*	Offer Letter, dated July 2, 2021, between The Brink’s Company and Mark Eubanks. Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.27*	Offer Letter, dated April 16, 2022, between The Brink’s Company and Daniel Castillo. Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.29*	Offer Letter, dated July 20, 2022, between The Brink’s Company and Kurt McMaken. Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.30*	Consulting Agreement dated April 11, 2023 by and between Brink's Incorporated and Michael F. Beech. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.31*	Consulting Agreement dated July 17, 2023 by and between The Brink's Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 19, 2023.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Brink's Dodd-Frank Clawback Policy, effective as of October 2, 2023.

99.1*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

101
Interactive Data File (Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2023, and December 31, 2022, (ii)  the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2024.

The Brink’s Company
(Registrant)

By	/s/ Mark Eubanks
Mark Eubanks
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 29, 2024.

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