Form 10-Q
period 2024-03-31
BRINKS CO
filed 2024-05-08
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Yes  ☐ No  ☒
As of May 3, 2024, 44,461,996 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,122.7	1,176.6
Restricted cash	557.9	507.0
Accounts receivable (net of allowance: 2024 - $31.2; 2023 - $30.4)	857.0	779.0
Prepaid expenses and other	367.5	325.7
Total current assets	2,905.1	2,788.3

Right-of-use assets, net	334.5	337.7
Property and equipment (net of accumulated depreciation and amortization: 2024 - $1,651.2; 2023 - $1,620.1)	1,003.3	1,013.3
Goodwill	1,457.7	1,473.8
Other intangibles (net of accumulated amortization: 2024 - $289.6; 2023 - $278.7)	469.4	488.3
Deferred tax assets, net	226.3	231.8
Other	283.0	268.6

Total assets	$6,679.3	6,601.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$155.0	151.7
Current maturities of long-term debt	125.6	117.1
Accounts payable	265.1	249.7
Accrued liabilities	1,105.2	1,126.9
Restricted cash held for customers	340.6	298.7
Total current liabilities	1,991.5	1,944.1

Long-term debt	3,309.3	3,262.5
Accrued pension costs	145.3	148.5
Retirement benefits other than pensions	155.8	159.6
Lease liabilities	262.8	265.8
Deferred tax liabilities	57.9	56.5
Other	236.8	244.6
Total liabilities	6,159.4	6,081.6

Commitments and contingent liabilities (notes 4, 7 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2024 - 44.6; 2023 - 44.5	44.6	44.5
Capital in excess of par value	666.8	675.9
Retained earnings	354.0	333.0
Accumulated other comprehensive income (loss)	(669.0)	(656.0)
Brink’s shareholders	396.4	397.4

Noncontrolling interests	123.5	122.8

Total equity	519.9	520.2

Total liabilities and equity	$6,679.3	6,601.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2024	2023

Revenues	$1,236.1	1,185.4

Costs and expenses:
Cost of revenues	927.2	920.3
Selling, general and administrative expenses	200.6	177.0
Total costs and expenses	1,127.8	1,097.3
Other operating income (expense)	12.6	(8.3)

Operating profit	120.9	79.8

Interest expense	(55.8)	(46.6)
Interest and other nonoperating income (expense)	13.3	4.7
Income from continuing operations before tax	78.4	37.9
Provision for income taxes	26.2	20.3

Income from continuing operations	52.2	17.6

Income from discontinued operations, net of tax	—	0.7

Net income	52.2	18.3
Less net income attributable to noncontrolling interests	2.9	3.3

Net income attributable to Brink’s	49.3	15.0

Amounts attributable to Brink’s
Continuing operations	49.3	14.3
Discontinued operations	—	0.7

Net income attributable to Brink’s	$49.3	15.0

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$1.10	0.31
Discontinued operations	—	0.01
Net income	$1.10	0.32

Diluted:
Continuing operations	$1.09	0.30
Discontinued operations	—	0.01
Net income	$1.09	0.32

Weighted-average shares
Basic	44.8	46.7
Diluted	45.3	47.4

Cash dividends paid per common share	$0.22	0.20
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023

Net income	$52.2	18.3

Benefit plan adjustments:
Benefit plan actuarial gains	4.1	3.1
Benefit plan prior service costs	(2.8)	(3.0)
Deferred profit sharing	0.1	—
Total benefit plan adjustments	1.4	0.1

Foreign currency translation adjustments	(21.5)	43.4
Gains (losses) on available-for-sale securities	1.1	(1.9)
Gains (losses) on cash flow hedges	10.7	(8.7)
Other comprehensive income (loss) before tax	(8.3)	32.9
Provision (benefit) for income taxes	6.5	(3.1)

Other comprehensive income (loss)	(14.8)	36.0

Comprehensive income	37.4	54.3
Less comprehensive income attributable to noncontrolling interests	1.1	3.5

Comprehensive income attributable to Brink's	$36.3	50.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Three Months ended March 31, 2024
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2023	44.5	$44.5	675.9	333.0	(656.0)	122.8	520.2
Net income	—	—	—	49.3	—	2.9	52.2
Other comprehensive loss	—	—	—	—	(13.0)	(1.8)	(14.8)
Shares repurchased	(0.3)	(0.3)	(2.2)	(18.5)	—	—	(21.0)
Dividends to:
Brink’s common shareholders ($0.22 per share)	—	—	—	(9.8)	—	—	(9.8)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.3	—	—	—	9.3
Other share-based benefit transactions	0.4	0.4	(16.4)	—	—	—	(16.0)
Acquisitions of noncontrolling interests	—	—	0.2	—	—	(0.4)	(0.2)
Balance as of March 31, 2024	44.6	$44.6	666.8	354.0	(669.0)	123.5	519.9

	Three Months ended March 31, 2023
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2022	46.3	$46.3	684.1	417.2	(700.5)	123.1	570.2
Net income	—	—	—	15.0	—	3.3	18.3
Other comprehensive income	—	—	—	—	35.8	0.2	36.0
Shares repurchased	(0.2)	(0.2)	(3.8)	(12.0)	—	—	(16.0)
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.3)	—	—	(9.3)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	10.9	—	—	—	10.9
Other share-based benefit transactions	0.3	0.3	(4.8)	(0.2)	—	—	(4.7)
Balance as of March 31, 2023	46.4	$46.4	686.4	410.7	(664.7)	126.2	605.0

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$52.2	18.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(0.7)
Depreciation and amortization	72.4	67.6
Share-based compensation expense	9.3	10.9
Deferred income taxes	2.5	(0.2)
(Gain) loss on marketable securities and sale of property and equipment	(2.2)	0.1
Loss on business dispositions	—	2.0
Impairment losses	0.5	3.7
Retirement benefit funding (more) less than expense:
Pension	(2.4)	(2.3)
Other than pension	(3.7)	(5.6)
Remeasurement losses due to Argentina currency devaluation	—	9.8
Other operating	11.7	9.0
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and income taxes receivable	(73.6)	(4.6)
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(44.1)	(81.1)
Increase (decrease) in restricted cash held for customers	57.3	(43.7)
Increase (decrease) in customer obligations	24.0	(9.6)
Increase (decrease) in prepaid and other current assets	(27.2)	(21.8)
Other	(12.8)	3.1
Net cash (used in) provided by operating activities	63.9	(45.1)
Cash flows from investing activities:
Capital expenditures	(52.2)	(45.2)
Acquisitions, net of cash acquired	0.7	—
Dispositions, net of cash disposed	—	1.1
Marketable securities:
Purchases	(0.3)	(3.2)
Sales	0.8	0.3
Cash proceeds from sale of property, equipment and investments	3.5	0.3
Net change in loans held for investment	1.8	(10.5)
Other	(0.1)	(0.4)
Net cash used in investing activities	(45.8)	(57.6)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	5.0	44.7
Long-term revolving credit facilities:
Borrowings	2,536.9	1,961.1
Repayments	(2,470.8)	(2,044.1)
Other long-term debt:
Borrowings	4.3	0.3
Repayments	(26.9)	(22.8)
Acquisition of noncontrolling interest	(0.2)	—
Cash paid for acquisition related settlements and obligations	—	(5.1)
Repurchase shares of Brink's common stock	(23.0)	(16.0)
Dividends to:
Shareholders of Brink’s	(9.8)	(9.3)
Noncontrolling interests in subsidiaries	—	(0.4)
Tax withholdings associated with share-based compensation	(16.8)	(6.6)
Other	—	1.1
Net cash used in financing activities	(1.3)	(97.1)
Effect of exchange rate changes on cash	(19.8)	7.7
Cash, cash equivalents and restricted cash:
Increase (decrease)	(3.0)	(192.1)
Balance at beginning of period	1,683.6	1,410.5
Balance at end of period	$1,680.6	1,218.4

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company”, “we”, “us” or “our”) has four operating segments:
•North America
•Latin America
•Europe
•Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency. Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings. Other than nonmonetary equity securities and available-for-sale debt securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market value of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. For nonmonetary available-for-sale debt securities traded in highly inflationary economies, the fair market value of these debt securities are remeasured at the current exchange rates, with changes recorded in the gains (losses) on available-for-sale securities component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings when these debt securities are sold. Revenues and expenses are translated at rates of exchange in effect during the year.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 3% of our consolidated revenues for the first three months of 2024 and 4% of our consolidated revenues for the first three months of 2023.

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

At March 31, 2024, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2024, we had net monetary assets denominated in Argentine pesos of $85.9 million (including cash of $74.5 million). At March 31, 2024, we had net nonmonetary assets of $141.4 million (including $99.8 million of goodwill, $2.7 million in equity securities denominated in Argentine pesos and $6.7 million in debt securities denominated in Argentine pesos).

At December 31, 2023, we had net monetary assets denominated in Argentine pesos of $72.1 million (including cash of $62.5 million) and net nonmonetary assets of $141.9 million (including $99.8 million of goodwill, $1.1 million in equity securities denominated in Argentine pesos and $5.6 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. The Argentine central bank issued details as to how the exchange control procedures would operate in practice. Under these procedures, central bank approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or related conversion losses in the three months ended March 31, 2024 or March 31, 2023.
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

Brink's Argentina management finalized negotiations with the Maco unions and has agreed to pay amounts to the union members in monthly installments through June 2024. We recognized $12.5 million in related costs in 2022. In the first three months of 2023, we recognized a $3.3 million charge for an inflation-adjusted labor increase to the expected payments. In the first three months of 2024, we recognized a $0.7 million charge for an inflation-adjusted labor increase to the expected payments. Changes in the liability as a result of labor rate increases are reflected as acquisition-related costs.

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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of March 31, 2024 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, we are required to maintain a restricted cash reserve and, due to this contractual restriction, we have classified these amounts as restricted cash in our condensed consolidated balance sheet (see Note 12).

New Accounting Standards
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

Cash and Valuables Management
Cash and valuables management services are provided to customers throughout the world. Cash-in-transit services include the secure transportation of cash, securities and other valuables between businesses, financial institutions and central banks. Basic ATM management services include cash replenishment, treasury management and first line maintenance. Our global services business provides secure transport of high-value commodities including diamonds, jewelry, precious metals, luxury goods, securities, banknotes, currency, high-tech devices, electronics and pharmaceuticals. Additional global services include pick-up, packaging, customs clearance, secure vault storage and inventory management. We also offer a variety of cash management services including money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.), check imaging and other cash management services (e.g., cashier balancing, counterfeit detection, account consolidation and electronic reporting). Our vaulting services combine cash-in-transit services, cash management services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities. In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions. We provide other services to some of our customers, such as guarding, commercial security and payment services.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended March 31, 2024

Reportable Segments:
North America	$304.6	100.9	405.5
Latin America	282.6	52.1	334.7
Europe	186.2	105.2	291.4
Rest of World	187.9	16.6	204.5
Total reportable segments	$961.3	274.8	1,236.1

Three months ended March 31, 2023

Reportable Segments:
North America	$308.0	93.9	401.9
Latin America	274.3	41.2	315.5
Europe	180.1	88.6	268.7
Rest of World	186.5	12.8	199.3
Total reportable segments	$948.9	236.5	1,185.4

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($7.5 million at March 31, 2024) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed and collected within one year ($9.0 million at March 31, 2024) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2024)	$779.0	15.4	21.4
Closing (March 31, 2024)	857.0	16.5	21.8
Increase (decrease)	$78.0	1.1	0.4

The amount of revenue recognized in the three months ended March 31, 2024 that was included in the January 1, 2024 contract liabilities balance was $6.4 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the three months ended March 31, 2024 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At March 31, 2024, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at March 31, 2024 and December 31, 2023 were $3.8 million and $3.7 million, respectively. The amortization expense in the first three months of 2024 and 2023 was $0.5 million and $0.5 million, respectively.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2024	2023	2024	2023
Reportable Segments:
North America	$405.5	401.9	48.4	38.6
Latin America	334.7	315.5	63.0	66.6
Europe	291.4	268.7	25.9	22.0
Rest of World	204.5	199.3	41.1	37.3
Total reportable segments	1,236.1	1,185.4	178.4	164.5

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(41.2)	(42.6)
Foreign currency transaction gains	—	—	6.3	5.1
Reconciliation of segment policies to GAAP(a)	—	—	1.5	0.4
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(1.4)	(14.2)
Acquisitions and dispositions(c)	—	—	(15.9)	(22.0)
Argentina highly inflationary impact(d)	—	—	(1.6)	(11.2)
Transformation initiatives(e)	—	—	(4.8)	—
Chile antitrust matter(f)	—	—	(0.4)	(0.2)
Total	$1,236.1	1,185.4	$120.9	79.8

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
(e)Costs (primarily third party professional services and project management charges) related to a management-directed program intended to accelerate growth and drive margin expansion through transformation of our business model.
(f)See details regarding the Chile antitrust matter at Note 13.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2024	2023	2024	2023	2024	2023

Three months ended March 31,

Service cost	$—	—	2.2	1.8	2.2	1.8
Interest cost on projected benefit obligation	7.7	8.1	4.5	4.4	12.2	12.5
Return on assets – expected	(11.6)	(11.8)	(2.9)	(2.8)	(14.5)	(14.6)
Amortization of losses	1.5	0.5	0.6	0.4	2.1	0.9
Settlement loss	—	—	0.3	0.1	0.3	0.1
Net periodic pension cost (credit)	$(2.4)	(3.2)	4.7	3.9	2.3	0.7
The components of net periodic pension cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2023 or the first three months of 2024. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2023, we do not expect to make contributions to the primary U.S. pension plan until 2027.

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

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2024	2023	2024	2023	2024	2023

Three months ended March 31,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	2.6	3.0	1.3	1.3	3.9	4.3
Return on assets – expected	(2.5)	(2.6)	—	—	(2.5)	(2.6)
Amortization of losses	1.3	1.7	1.1	1.1	2.4	2.8
Amortization of prior service credit	(2.8)	(2.7)	—	—	(2.8)	(2.7)
Net periodic postretirement cost (credit)	$(1.4)	(0.6)	2.5	2.5	1.1	1.9
The components of net periodic postretirement cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
	2024	2023
Continuing operations
Provision (benefit) for income taxes (in millions)	$26.2	20.3
Effective tax rate	33.4%	53.6%

2024 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2024 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations.

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

Note 6 - Accumulated other comprehensive income (loss)
Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.7)	0.1	2.1	(0.5)	1.0
Foreign currency translation adjustments(b)	(18.6)	(2.2)	(1.1)	0.3	(21.6)
Gains (losses) on available-for-sale securities	1.1	(1.9)	—	—	(0.8)
Gains (losses) on cash flow hedges	15.7	(3.5)	(5.0)	1.2	8.4
	(2.5)	(7.5)	(4.0)	1.0	(13.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.8)	—	—	—	(1.8)
	(1.8)	—	—	—	(1.8)

Total
Benefit plan adjustments(a)	(0.7)	0.1	2.1	(0.5)	1.0
Foreign currency translation adjustments(b)	(20.4)	(2.2)	(1.1)	0.3	(23.4)
Gains (losses) on available-for-sale securities(c)	1.1	(1.9)	—	—	(0.8)
Gains (losses) on cash flow hedges(d)	15.7	(3.5)	(5.0)	1.2	8.4
	$(4.3)	(7.5)	(4.0)	1.0	(14.8)

Three months ended March 31, 2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.5)	(0.1)	0.6	(0.1)	(0.1)
Foreign currency translation adjustments(b)	44.6	0.1	(1.4)	0.3	43.6
Gains (losses) on available-for-sale securities	(1.9)	0.7	—	—	(1.2)
Gains (losses) on cash flow hedges	(8.4)	2.4	(0.3)	(0.2)	(6.5)
	33.8	3.1	(1.1)	—	35.8

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.2	—	—	—	0.2
	0.2	—	—	—	0.2

Total
Benefit plan adjustments(a)	(0.5)	(0.1)	0.6	(0.1)	(0.1)
Foreign currency translation adjustments(b)	44.8	0.1	(1.4)	0.3	43.8
Gains (losses) on available-for-sale securities(c)	(1.9)	0.7	—	—	(1.2)
Gains (losses) on cash flow hedges(d)	(8.4)	2.4	(0.3)	(0.2)	(6.5)
	$34.0	3.1	(1.1)	—	36.0

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

	Three Months Ended March 31,
(In millions)	2024	2023
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.7	1.4
Selling, general and administrative expenses	0.6	0.5
Interest and other nonoperating expense	1.1	0.7
(b)2024 foreign currency translation adjustment amounts arising during the three months ended March 31, 2024 reflect primarily the devaluation of the Chilean peso, the Brazilian real, and the euro, partially offset by the appreciation of the Mexican peso. 2023 foreign currency translation adjustment amounts arising during the three months ended March 31, 2023 reflect primarily the appreciation of the Mexican peso, the Brazilian real, the Chilean peso, the euro, and the British pound.
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

(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) (no gains or losses in the three months ended March 31, 2024 and $3.4 million loss in the three months ended March 31, 2023).
•interest expense ($5.0 million reduction to expense in the three months ended March 31, 2024 and $3.7 million reduction to expense in the three months ended March 31, 2023).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(302.2)	(368.2)	(1.8)	16.2	(656.0)
Other comprehensive income (loss) before reclassifications	(0.6)	(20.8)	(0.8)	12.2	(10.0)
Amounts reclassified from accumulated other comprehensive loss to net income	1.6	(0.8)	—	(3.8)	(3.0)
Other comprehensive income (loss) attributable to Brink's	1.0	(21.6)	(0.8)	8.4	(13.0)
Balance as of March 31, 2024	$(301.2)	(389.8)	(2.6)	24.6	(669.0)

Note 7 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the condensed financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	March 31, 2024	December 31, 2023

$600 million senior unsecured notes
Carrying value	$600.0	600.0
Fair value	552.6	554.6

$400 million senior unsecured notes
Carrying value	400.0	400.0
Fair value	386.2	382.0

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At March 31, 2024, the notional value of our outstanding foreign currency forward and swap contracts was $757 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At March 31, 2024, the fair value of our short term foreign currency contracts was a net asset of approximately $6.0 million, of which $7.1 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these foreign currency contracts was a net liability of approximately $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended March 31,
(in millions)	2024	2023

Derivative instrument gains included in other operating income (expense)	$13.4	8.2
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

In the first quarter of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2024	2023

Derivative instrument losses included in other operating income (expense)	$—	(3.4)

Offsetting transaction gains	—	3.4

Derivative instrument losses included in interest expense	—	(0.3)

Net derivative instrument losses	—	(3.7)

In the first quarter of 2019, we entered into ten interest rate swaps that matured in January 2024. These interest rate swaps hedged cash flow risk associated with changes in variable interest rates and were designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges were initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We reclassified amounts from accumulated other comprehensive income (loss) into earnings in the same periods that the hedged debt affected earnings.

At December 31, 2023, the fair value of these interest rate swaps was a net asset of $1.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

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

At March 31, 2024, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 1.7 years. At March 31, 2024, the fair value of these interest rate swaps was a net asset of $14.5 million, of which $6.3 million was included in prepaid expenses and other and $8.2 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $12.2 million, of which $5.8 million was included in prepaid expenses and other and $6.4 million was included in other assets on the condensed consolidated balance sheet.

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

At March 31, 2024, the notional value of these contracts was $175 million with a remaining weighted-average maturity of 1.7 years. At March 31, 2024, the fair value of these interest rate swaps was a net asset of $2.9 million, of which $2.3 million was included in prepaid expenses and other and $0.6 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $0.1 million, of which $1.9 million was included in prepaid expenses and other and $1.8 million was included in other liabilities on the condensed consolidated balance sheet.

In the second quarter of 2023, we entered into eight forward-starting interest rates swaps that became effective in January 2024. The forward-starting interest rate swaps have a maturity date in June 2027. These swaps replaced the $400 million interest rate swaps that matured on the same date in January 2024 that the forward-starting swaps become effective. These swaps are intended to hedge cash flow risk associated with changes in variable interest rates and were designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss).

At March 31, 2024, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.7 years. At March 31, 2024, the fair value of these interest rate swaps was a net asset of $12.4 million, of which $7.2 million was included in prepaid expenses and other and $5.2 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $5.7 million, of which $5.4 million was included in prepaid expenses and other and $0.3 million was included in other assets on the condensed consolidated balance sheet.

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

At March 31, 2024, the total notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 1.8 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.1 years for the cross currency swaps maturing in April 2031. At March 31, 2024, the fair value of these cross currency swaps was a net liability of $29.1 million, of which $5.6 million was included in prepaid expenses and other and $34.7 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these cross currency swaps was a net liability of $34.6 million, of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the condensed consolidated balance sheet. At March 31, 2024, the fair value of the zero cost collar was an asset of $1.0 million, which was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million, which was included in other assets on the condensed consolidated balance sheet.

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

At March 31, 2024, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.6 years. At March 31, 2024, the fair value of this derivative contract was an asset of $0.2 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2023, the fair value of this derivative contract was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2024	2023

Interest rate swaps designated as cash flow hedges	(5.0)	(4.0)
Cross currency swaps designated as net investment hedges	(1.1)	(1.4)
Net derivative instrument gains included in interest expense	(6.1)	(5.4)

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, as well as inputs related to forward interest rates and forward currency rates that are derived principally from, or corroborated by, observable market data, which we have categorized as a Level 2 valuation. The majority of cash flows associated with our forward and swap contracts are included as changes in other operating activities in the condensed consolidated statements of cash flows. If a contract has a significant financing element, cash flows are included within the financing activities section of the condensed consolidated statements of cash flows.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $22 million that remains potentially payable as of March 31, 2024 as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2024.

Note 8 - Debt

	March 31,	December 31,
(In millions)	2024	2023
Debt:
Short-term borrowings	$155.0	151.7
Total short-term borrowings	$155.0	151.7

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,335.1	1,343.5
Senior unsecured notes(b)	995.0	994.4
Revolving Credit Facility	693.8	542.1
Other (c)	175.1	265.8
Financing leases	235.9	233.8
Total long-term debt	$3,434.9	3,379.6

Total debt	$3,589.9	3,531.3

Included in:
Current liabilities	$280.6	268.8
Noncurrent liabilities	3,309.3	3,262.5
Total debt	$3,589.9	3,531.3

(a)Amounts outstanding are net of unamortized debt costs of $3.7 million as of March 31, 2024 and $4.0 million as of December 31, 2023.
(b)Amounts outstanding are net of unamortized debt costs of $5.0 million as of March 31, 2024 and $5.6 million as of December 31, 2023.
(c)Other facilities include $124.4 million related to the Brink's Capital credit facility at March 31, 2024, compared to $209.3 million at December 31, 2023. The facility had $1,877.5 million in borrowings and $1,962.4 million in repayments in the first three months of 2024, which is reflected in the long-term revolving credit facilities movement in the condensed consolidated statements of cash flows.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2024, $306 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at March 31, 2024. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of March 31, 2024. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of March 31, 2024.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have two committed letter of credit facilities totaling $38 million, of which approximately $11 million was available at March 31, 2024. At March 31, 2024, we had undrawn letters of credit and guarantees of $27 million issued under these facilities. The $15 million facility expires in April 2025 and the $23 million facility expires in May 2027.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $32 million was available at March 31, 2024. At March 31, 2024, we had undrawn letters of credit and guarantees of $23 million issued under these facilities. The $40 million and the $15 million facilities have no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at March 31, 2024.

Note 9 - Credit losses

We are exposed to credit losses primarily through sales of our cash and valuable management services and DRS and AMS services to customers with operations in the U.S. as well as customers in more than 100 countries outside the U.S. We typically invoice our customers on a monthly basis and payment terms are generally between 30 and 60 days.

We assess currently expected credit losses in our financial assets on a pool basis by aggregating financial assets with similar risk characteristics. We have pooled financial assets by geographic location because of the similarities within each location such as customers, payment terms, and services offered. Loss experience is monitored for each pool and we determine historical loss rates for each pool. These historical loss rates are the main assumption used in estimating expected credit losses over the life of the financial assets. We also considered current and expected economic conditions in determining an appropriate allowance.

We monitor the aging of accounts receivables by country and write off any accounts that are deemed uncollectible. We also monitor any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of outstanding accounts receivables balances that were not contemplated or relevant during a previous period.

The following table is a rollforward of the allowance for doubtful accounts for the three month period ended March 31, 2024.

Allowance for doubtful accounts:

(In millions)

December 31, 2023	$30.4
Provision for uncollectible accounts receivable	2.6
Write-offs and recoveries	(1.6)
Foreign currency exchange effects	(0.2)
March 31, 2024	$31.2

Note 10 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2017 Equity Incentive Plan (the "2017 Plan"). The 2017 Plan permits grants of restricted stock, restricted stock units, performance stock, performance stock units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees. The 2017 Plan also permits cash awards to eligible employees. The 2017 Plan became effective May 2017. During the first quarter ended March 31, 2023, the remaining outstanding awards granted under the 2013 Equity Incentive Plan (the "2013 Plan") were fully exercised. No further grants of awards will be made under the 2013 Plan.

We also have outstanding deferred stock units granted to directors under the 2017 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Directors' Equity Plan and the Directors’ Stock Accumulation Plan, which has expired.

Outstanding awards at March 31, 2024 include performance stock units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. Prior to 2020, for employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement. For the 2020 awards, we recognized expense from the grant date to six months after the participant's retirement eligible date. In 2021, the retirement eligibility provisions were changed to require a minimum of a one year service period in order to meet the retirement eligible conditions. For the 2022, 2023 and 2024 awards, we recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2024	2023

Performance stock units	$6.4	7.9
Restricted stock units	2.5	2.7
Deferred stock units and fees paid in stock	0.4	0.3
Cash based awards	0.7	1.1
Share-based payment expense	10.0	12.0
Income tax benefit	(2.3)	(2.8)
Share-based payment expense, net of tax	$7.7	9.2

Performance-Based Stock Options
Prior to 2019, we granted primarily performance-based stock options to select senior executives. These performance-based awards have a service condition as well as a market condition. We measured the fair value of these performance-based options at the grant date using a Monte Carlo simulation model. No performance-based options were granted after 2018.

The following table summarizes performance-based stock option activity during the first three months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2023	174.4	$17.92
Exercised	(174.4)	17.92
Outstanding balance as of March 31, 2024	—	$—

Time-Based Stock Options
In 2020 and 2019, we granted time-based stock options to certain senior executives. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first three months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2023	115.7	$21.43
Expired	—	—
Outstanding balance as of March 31, 2024	115.7	$21.43

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	320.2	$65.89
Granted	119.1	80.77
Forfeited	(5.9)	67.99
Vested	(108.0)	68.86
Nonvested balance as of March 31, 2024	325.4	$70.31

Performance Stock Units ("PSUs”)
Historically, we have granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs").

The majority of outstanding IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2021, the performance period was from January 1, 2021 to December 31, 2022 with an additional one year of service requirement after 2022. For IM PSUs granted in 2022, the performance period is from January 1, 2022 to December 31, 2024. For IM PSUs granted in 2023, the performance period is from January 1, 2023 to December 31, 2025. For IM PSUs granted in 2024, the performance period is from January 1, 2024 to December 31, 2026. In 2023 and in 2024, we also granted IM PSUs to certain employees which contain a market condition, a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model.

Before 2023, we granted TSR PSUs containing a market condition as well as a service condition. We measure the fair value of TSR PSUs at the grant date using a Monte Carlo simulation model. For the TSR PSUs granted in 2021, the service period was from January 1, 2021 to December 31, 2023. For the TSR PSUs granted in 2022, the service period is from January 1, 2022 to December 31, 2024.

The following table summarizes all PSU activity during the first three months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	698.5	$72.15
Granted	207.0	81.34
Forfeited or expired	(8.6)	67.43
Vested(a)	(228.8)	80.47
Nonvested balance as of March 31, 2024	668.1	$72.21

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2023 were 437.9 thousand, compared to target shares of 228.8 thousand.

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

The following table summarizes all DSU activity during the first three months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	19.2	$62.43
Granted	—	—
Vested	—	—
Nonvested balance as of March 31, 2024	19.2	$62.43

Note 11 - Capital Stock

Common Stock
At March 31, 2024, we had 100 million shares of common stock authorized and 44.6 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On January 18, 2024, the Board declared a regular quarterly dividend of 22 cents per share payable on March 1, 2024 to shareholders of record on February 5, 2024. On May 1, 2024, the Board declared a regular quarterly dividend of 24.25 cents per share payable on June 3, 2024 to shareholders of record on May 13, 2024. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At March 31, 2024, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

During the first three months ended March 31, 2024, we repurchased a total of 274,680 shares of our common stock for an aggregate of $23.0 million and an average price of $83.77 per share. These shares were retired upon repurchase. At March 31, 2024, $477 million remained available under the 2023 Repurchase Program.

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

Shares Used to Calculate Earnings per Share

	Three Months Ended March 31,
(In millions)	2024	2023

Weighted-average shares:
Basic(a)	44.8	46.7
Effect of dilutive stock awards and options	0.5	0.7
Diluted	45.3	47.4

Antidilutive stock awards and options excluded from denominator	0.1	0.5

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.2 million in the three months ended March 31, 2024, and 0.3 million in the three months ended March 31, 2023.

Note 12 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2024	2023
Cash paid for:
Interest	$68.0	59.1
Income taxes, net	28.2	23.3

Non-cash Investing and Financing Activities
We acquired $19.5 million in armored vehicles and other equipment under financing lease arrangements in the first three months of 2024 compared to $20.7 million in armored vehicles and other equipment acquired under financing lease arrangements in the first three months of 2023.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $43.1 million ($40.9 million at December 31, 2023) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At March 31, 2024, we held $557.9 million of restricted cash ($340.6 million represented restricted cash held for customers and $172.6 million represented accrued liabilities). At December 31, 2023, we held $507.0 million of restricted cash ($298.7 million represented restricted cash held for customers and $167.8 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2024	2023
Cash and cash equivalents	$1,122.7	1,176.6
Restricted cash	557.9	507.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,680.6	1,683.6

Note 13 - Contingent matters

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company filed its response to the complaint in November 2022, which signaled the beginning of the evidentiary phase. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In the first three months of 2024, we recognized an additional $0.4 million adjustment and, in the first three months of 2023, an additional $0.2 million adjustment to our estimated loss. The adjustments resulted primarily from changes in currency rates.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a U.S. generally accepted accounting principles (“GAAP”) and non-GAAP basis. The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations. The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance. The non-GAAP adjustments used to reconcile our GAAP results are described on pages 35–36 and are reconciled to comparable GAAP measures on pages 41–43.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 34.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2024	2023	Change
GAAP
Revenues	1,236.1	1,185.4	4
Cost of revenues	927.2	920.3	1
Selling, general and administrative expenses	200.6	177.0	13
Operating profit	120.9	79.8	52
Income from continuing operations(a)	49.3	14.3	fav
Diluted EPS from continuing operations(a)	1.09	0.30	fav

Non-GAAP(b)
Non-GAAP revenues	1,236.1	1,185.4	4
Non-GAAP operating profit	145.0	127.4	14
Non-GAAP income from continuing operations(a)	68.9	60.2	14
Non-GAAP diluted EPS from continuing operations(a)	1.52	1.27	20
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 41–43.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2024 versus First Quarter 2023
Consolidated Revenues  Revenues increased $50.7 million due to organic increases in Latin America ($117.1 million), Europe ($17.1 million), Rest of World ($7.9 million), and North America ($3.5 million) and the favorable impact of acquisitions ($1.9 million), partially offset by the unfavorable impact of currency exchange rates ($96.8 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 12% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 1% to $927.2 million primarily due to higher revenue, partially offset by the impact of currency exchange rates and lower costs related to restructuring actions. Selling, general and administrative costs increased 13% to $200.6 million primarily due to organic increases in labor costs, partially offset by lower acquisition and restructuring related costs and the impact of currency exchange rates.

Consolidated Operating Profit  Operating profit increased $41.1 million due mainly to:
•organic increases in Latin America ($27.5 million), North America ($9.8 million), Rest of World ($4.7 million) and Europe ($3.4 million),
•lower costs incurred related to reorganization and restructuring ($12.8 million),
•lower costs incurred related to business acquisitions and dispositions ($8.4 million), including the impact of acquisition-related charges and intangible asset amortization, included in "Other items not allocated to segments", and
•lower corporate expenses on an organic basis ($2.4 million), partially offset by:
•unfavorable changes in currency exchange rates ($20.3 million), driven by the Argentine peso and
•transformation initiative costs ($4.8 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $35.0 million to $49.3 million due to the increase in operating profit mentioned above, higher interest and other nonoperating income ($8.6 million) and lower noncontrolling interest ($0.4 million), partially offset by higher interest expense ($9.2 million) and higher income tax expense ($5.9 million). Earnings per share from continuing operations was $1.09, up from $0.30 in the first quarter of 2023.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2024 versus First Quarter 2023
Non-GAAP Consolidated Revenues  There is no difference between GAAP and Non-GAAP revenue amounts for the periods presented. See page 32 for details.

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $17.6 million due mainly to:
•organic increases in Latin America ($27.5 million), North America ($9.8 million), Rest of World ($4.7 million) and Europe ($3.4 million), and
•lower corporate expenses on an organic basis ($2.4 million), partially offset by:
•unfavorable changes in currency exchange rates ($30.1 million), driven primarily by the Argentine peso.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $8.7 million to $68.9 million due to the operating profit increase mentioned above, higher interest and other nonoperating income ($8.3 million), and lower noncontrolling interest ($0.4 million), partially offset by higher interest expense ($9.4 million) and higher income tax expense ($8.2 million). Earnings per share from continuing operations was $1.52, up from $1.27 in the first quarter of 2023.

Revenues and Operating Profit by Segment: First Quarter 2024 versus First Quarter 2023

		Organic	Acquisitions /			% Change
(In millions)	1Q'23	Change	Dispositions(a)	Currency(b)	1Q'24	Total	Organic
Revenues:
North America	$401.9	3.5	—	0.1	405.5	1	1
Latin America	315.5	117.1	—	(97.9)	334.7	6	37
Europe	268.7	17.1	1.9	3.7	291.4	8	6
Rest of World	199.3	7.9	—	(2.7)	204.5	3	4
Segment revenues(c)	1,185.4	145.6	1.9	(96.8)	1,236.1	4	12

Revenues - GAAP	$1,185.4	145.6	1.9	(96.8)	1,236.1	4	12

Operating profit:
North America	$38.6	9.8	—	—	48.4	25	25
Latin America	66.6	27.5	—	(31.1)	63.0	(5)	41
Europe	22.0	3.4	0.2	0.3	25.9	18	15
Rest of World	37.3	4.7	(0.3)	(0.6)	41.1	10	13
Segment operating profit	164.5	45.4	(0.1)	(31.4)	178.4	8	28
Corporate(d)	(37.1)	2.4	—	1.3	(33.4)	(10)	(6)
Operating profit - non-GAAP	127.4	47.8	(0.1)	(30.1)	145.0	14	38

Other items not allocated to segments(e)	(47.6)	5.3	8.4	9.8	(24.1)	(49)	(11)
Operating profit - GAAP	$79.8	53.1	8.3	(20.3)	120.9	52	67
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
(e)See pages 35–36 for more information

Analysis of Segment Results: First Quarter 2024 versus First Quarter 2023

North America
Revenues increased 1% ($3.6 million) primarily due to a 1% organic increase ($3.5 million). Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue in the U.S., partially offset by volume reductions due to the rationalization of our customer portfolio to optimize profitability and lower BGS revenue. Operating profit increased $9.8 million due to a 25% organic increase ($9.8 million) primarily driven by cost productivity improvements in labor and other areas, including realizing benefits from transformation initiatives in the U.S., as well as lower security losses and increased revenue.

Latin America
Revenues increased 6% ($19.2 million) primarily due to a 37% organic increase ($117.1 million), partially offset by the unfavorable impact of currency exchange rates ($97.9 million), primarily from the Argentine peso partially offset by favorable impact from the Mexican peso. The organic increase was primarily driven by inflation-based price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit was down 5% ($3.6 million) primarily due to the unfavorable impact of currency exchange rates ($31.1 million), mostly offset by a 41% organic increase ($27.5 million). The organic increase was driven by higher revenue which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 8% ($22.7 million) due to a 6% organic increase ($17.1 million), the favorable impact of currency exchange rates ($3.7 million) driven by the euro, and the favorable impact of acquisitions ($1.9 million). The organic increase was primarily due to price increases and the growth of AMS and DRS revenue. Operating profit increased $3.9 million, primarily due to a 15% organic increase ($3.4 million). The organic increase was primarily driven by higher revenue outpacing the impact of labor and other cost increases across the segment, cost productivity, and the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 3% ($5.2 million) due to a 4% organic increase ($7.9 million), partially offset by the unfavorable impact of currency exchange rates ($2.7 million). Organic growth in the segment was primarily due to growth in BGS revenue and supplemented by continued growth in DRS and AMS revenue. Operating profit increased $3.8 million primarily due to a 13% organic increase ($4.7 million). The organic increase was primarily due to the impact of labor and other operational cost saving actions throughout the segment as well as the increase in higher-margin BGS revenue.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2024	2023	change
General, administrative and other expenses	$(41.2)	(42.6)	(3)
Foreign currency transaction gains	6.3	5.1	24
Reconciliation of segment policies to GAAP	1.5	0.4	fav
Corporate expenses	$(33.4)	(37.1)	(10)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses for the first three months of 2024 decreased $3.7 million versus the prior year period. This was primarily driven by lower charges related to insurance and security losses ($7.4 million), partially offset by higher net compensation costs ($3.1 million) and higher professional fees ($2.2 million).

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions)	2024	2023	change
Operating profit:
Reorganization and Restructuring	$(1.4)	(14.2)	(90)
Acquisitions and dispositions	(15.9)	(22.0)	(28)
Argentina highly inflationary impact	(1.6)	(11.2)	(86)
Transformation initiatives	(4.8)	—	unfav
Chile antitrust matter	(0.4)	(0.2)	100
Operating profit	$(24.1)	(47.6)	(49)

Reorganization and Restructuring
2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously announced restructuring program across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. In total, we have recognized $34.2 million in charges under this program, including $1.0 million in the first three months of 2024. We expect total expenses from the program to be between $36 million and $38 million. When completed, the current restructuring actions are expected to reduce our workforce by 3,200 to 3,400 positions and result in annualized cost savings of approximately $60 million.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $3.8 million in the first three months of 2023, primarily severance costs. We recognized $0.4 million in net costs in the first three months of 2024. The majority of the costs in both the 2024 and 2023 periods result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended March 31,		%
(In millions)	2024	2023	change
Reportable Segments:
North America	$(0.8)	(3.6)	(78)
Latin America	(0.2)	(3.6)	(94)
Europe	(0.3)	(4.4)	(93)
Rest of World	—	(1.3)	(100)
Total reportable segments	(1.3)	(12.9)	(90)
Corporate items	(0.1)	(1.3)	(92)
Total	$(1.4)	(14.2)	(90)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2024 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $14.5 million in the first three months of 2024.
•We recognized $0.7 million in charges in Argentina in the first three months of 2024 for an inflation-adjusted labor increase to expected payments to union workers of the Maco businesses. See Note 1 for details.
•We incurred $0.3 million in integration costs in the first three months of 2024.
•Transaction costs related to business acquisitions were $0.3 million in the first three months of 2024.
•Compensation expense related to the retention of key PAI employees was $0.1 million in the first three months of 2024.

2023 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $14.0 million in the first three months of 2023.
•We recognized $3.3 million in charges in Argentina in the first three months of 2024 for an inflation-adjusted labor increase to expected payments to union workers of the Maco businesses.
•Net charges of $0.5 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first three months of 2024, we recognized $1.6 million in pretax charges related to highly inflationary accounting. In the first three months of 2023, we recognized $11.2 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $9.8 million. These amounts are excluded from segment and non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model in the U.S., with expectations to then leverage the transformation changes and learnings globally. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we incurred $5.5 million of expense in 2023, and an additional $4.8 million in the first three months of 2024. The transformation costs primarily include third party professional services and project management charges and are excluded from segment and non-GAAP results.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine. In the first three months of 2024, we recognized an additional $0.4 million adjustment and, in the first three months of 2023, an additional $0.2 million adjustment to our estimated loss. The adjustments resulted primarily from changes in currency rates. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 13 for details.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced some of our reported U.S. dollar revenues and operating profit and may continue through the end of 2024.

At March 31, 2024, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2024, we had net monetary assets denominated in Argentine pesos of $85.9 million (including cash of $74.5 million) and net nonmonetary assets of $141.4 million (including $99.8 million of goodwill, $2.7 million in equity securities denominated in Argentine pesos and $6.7 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or conversion losses in the three months ended March 31, 2024 or March 31, 2023.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At March 31, 2024, the notional value of our short term outstanding foreign currency forward and swap contracts was $757 million, with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At March 31, 2024, the fair value of our short term foreign currency contracts was a net asset of approximately $6.0 million, of which $7.1 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these foreign currency contracts was a net liability of approximately $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended March 31,
(In millions)	2024	2023

Derivative instrument gains included in other operating income (expense)	$13.4	8.2

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

In the first quarter of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2024	2023

Derivative instrument losses included in other operating income (expense)	$—	(3.4)

Offsetting transaction gains	—	3.4

Derivative instrument losses included in interest expense	—	(0.3)

Net derivative instrument losses	—	(3.7)

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

At March 31, 2024, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 1.8 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.1 years for the cross currency swaps maturing in April 2031. At March 31, 2024, the fair value of these currency swaps was a net liability of $29.1 million, of which $5.6 million was included in prepaid expenses and other and $34.7 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these currency swaps was a net liability of $34.6 million of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the condensed consolidated balance sheet. At March 31, 2024, the fair value of the zero cost collar was an asset of $1.0 million, which was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million, which was included in other assets on the condensed consolidated balance sheet.

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

At March 31, 2024, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.6 years. At March 31, 2024, the fair value of this foreign exchange forward swap was an asset of $0.2, which was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2023, the fair value of this foreign exchange forward swap was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2024	2023

Net derivative instrument gains included in interest expense	$(1.1)	(1.4)

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2024	2023	change
Foreign currency items:
Transaction losses	$(5.5)	(12.9)	(57)
Derivative instrument gains	13.4	8.2	63
Gains (losses) on sale of property and other assets	0.8	(1.9)	fav
Impairment losses	(0.5)	(3.7)	(86)
Indemnification asset adjustments	—	(0.5)	(100)
Share in earnings of equity affiliates	0.8	0.6	33
Royalty income	2.1	1.9	11
Other gains	1.5	—	fav
Other operating income (expense)	$12.6	(8.3)	fav

Nonoperating Income and Expense
Interest expense

	Three Months Ended March 31,		%
(In millions)	2024	2023	change
Interest expense	$55.8	46.6	20

Interest expense was higher in the first three months of 2024 due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were primarily used to fund growth in our DRS business and other general corporate initiatives.

Interest and other nonoperating income (expense)

	Three Months Ended March 31,		%
(In millions)	2024	2023	change
Interest income	$15.6	6.5	fav
Gain (loss) on equity and debt securities	0.5	(0.1)	fav
Foreign currency transaction gains (losses)	0.1	(0.4)	fav
Retirement benefit cost other than service cost	(1.1)	—	—
Argentina turnover tax	(1.1)	(0.5)	unfav
Non-income taxes on intercompany billings(a)	(0.4)	(0.7)	(43)
Other	(0.3)	(0.1)	unfav
Interest and other nonoperating income (expense)	$13.3	4.7	fav

(a)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.

Income Taxes

	Three Months Ended March 31,
(in millions)	2024	2023
Continuing operations
Provision (benefit) for income taxes (in millions)	$26.2	20.3
Effective tax rate	33.4%	53.6%

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

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2024	2023	change
Net income attributable to noncontrolling interests	$2.9	3.3	(12)

The decrease in net income attributable to noncontrolling interests in the three months ended March 31, 2024, in comparison to the three months March 31, 2023, is primarily attributable to higher 2023 operating results reported by certain subsidiaries that are not wholly-owned.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 35–36, and are reconciled to comparable GAAP measures below.

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

Non-GAAP results should not be considered as an alternative to revenue, net income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts. Non-GAAP financial measures may not be comparable to Non-GAAP financial measures presented by other companies.

	YTD '24			YTD '23
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$78.4	26.2	33.4%	$37.9	20.3	53.6%
Retirement plans(d)	(1.5)	(0.3)		(2.2)	(0.6)
Reorganization and restructuring(b)	1.4	0.4		14.2	2.7
Acquisitions and dispositions(b)	15.7	1.3		22.7	2.4
Argentina highly inflationary impact(b)	1.6	(0.1)		11.5	(0.5)
Transformation initiatives(b)	4.8	0.1		—	—
Valuation allowance on tax credits(e)	—	—		—	(2.6)
Chile antitrust matter(b)	0.4	—		0.2	—
Income tax rate adjustment(c)	—	1.5		—	(0.8)
Non-GAAP	$100.8	29.1	28.9%	$84.3	20.9	24.8%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 35–36 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 28.9% for 2024 and was 24.8% for 2023.
(d)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges and curtailment gains related to these non-U.S. plans and costs related to our frozen non-U.S. retirement plans are also excluded from non-GAAP results.
(e)In the first three months of 2023, we recorded a portion of our valuation allowance on certain U.S. deferred tax assets primarily related to foreign tax credit carryforward attributes. The valuation allowance increase was due to new foreign tax credit Notices published by the U.S. Internal Revenue Service in 2023, which provided taxpayers relief from the 2022 foreign tax credit regulations until additional guidance is issued and effective date of such guidance is provided.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2024	2023
Revenues:
GAAP	$1,236.1	1,185.4
Non-GAAP	$1,236.1	1,185.4

Operating profit:
GAAP	$120.9	79.8
Reorganization and restructuring(b)	1.4	14.2
Acquisitions and dispositions(b)	15.9	22.0
Argentina highly inflationary impact(b)	1.6	11.2
Transformation initiatives(b)	4.8	—
Chile antitrust matter(b)	0.4	0.2
Non-GAAP	$145.0	127.4

Operating margin:
GAAP margin	9.8%	6.7%
Non-GAAP margin	11.7%	10.7%

Interest expense:
GAAP	$(55.8)	(46.6)
Acquisitions and dispositions(b)	—	0.2
Non-GAAP	$(55.8)	(46.4)

Interest and other nonoperating income (expense):
GAAP	$13.3	4.7
Retirement plans(d)	(1.5)	(2.2)
Acquisitions and dispositions(b)	(0.2)	0.5
Argentina highly inflationary impact(b)	—	0.3
Non-GAAP	$11.6	3.3

Provision (benefit) for income taxes:
GAAP	$26.2	20.3
Retirement plans(d)	(0.3)	(0.6)
Reorganization and restructuring(b)	0.4	2.7
Acquisitions and dispositions(b)	1.3	2.4
Argentina highly inflationary impact(b)	(0.1)	(0.5)
Transformation initiatives(b)	0.1	—
Valuation allowance on tax credits(e)	—	(2.6)
Income tax rate adjustment(c)	1.5	(0.8)
Non-GAAP	$29.1	$20.9

Net income (loss) attributable to noncontrolling interests:
GAAP	$2.9	3.3
Acquisitions and dispositions(b)	0.2	0.2
Income tax rate adjustment(c)	(0.3)	(0.3)
Non-GAAP	$2.8	3.2

Amounts may not add due to rounding.

See page 41 for footnote explanations.

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2024	2023
Income (loss) from continuing operations attributable to Brink's:
GAAP	$49.3	14.3
Retirement plans(d)	(1.2)	(1.6)
Reorganization and restructuring(b)	1.0	11.5
Acquisitions and dispositions(b)	14.2	20.1
Argentina highly inflationary impact(b)	1.7	12.0
Transformation initiatives(b)	4.7	—
Valuation allowance on tax credits(e)	—	2.6
Chile antitrust matter(b)	0.4	0.2
Income tax rate adjustment(c)	(1.2)	1.1
Non-GAAP	$68.9	60.2

Diluted EPS:
GAAP	$1.09	0.30
Retirement plans(d)	(0.02)	(0.03)
Reorganization and restructuring(b)	0.02	0.24
Acquisitions and dispositions(b)	0.31	0.42
Argentina highly inflationary impact(b)	0.04	0.26
Transformation initiatives(b)	0.10	—
Valuation allowance on tax credits(e)	—	0.05
Chile antitrust matter(b)	0.01	—
Income tax rate adjustment(c)	(0.03)	0.02
Non-GAAP	$1.52	1.27

Amounts may not add due to rounding.

See page 41 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities improved $109.0 million in the first three months of 2024 as compared to the first three months of 2023. Cash used for investing activities decreased by $11.8 million in the first three months of 2024 compared to the first three months of 2023. We financed our liquidity needs in the first three months of 2024 with existing cash from operations.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2024	2023	change
Cash flows from operating activities
Operating activities - GAAP	$63.9	(45.1)	109.0
(Increase) decrease in restricted cash held for customers	(57.3)	43.7	(101.0)
(Increase) decrease in customer obligations(a)	(24.0)	9.6	(33.6)
Operating activities - non-GAAP	$(17.4)	8.2	(25.6)

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

GAAP
Cash flows from operating activities improved $109.0 million in the first three months of 2024 compared to the same period in 2023. The increase was attributed to higher operating profit, restricted cash held for customers (restricted cash held for customers increased by $57.3 million in 2024 compared to a decrease of $43.7 million in 2023), and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $24.0 million in 2024 compared to an decrease of $9.6 million in 2023), partially offset by working capital changes, higher amounts paid for interest (we had $68.0 million in cash payments for interest in 2024 as compared to $59.1 million in 2023), and higher amounts paid for income taxes (we had $28.2 million in cash payments for taxes in 2024 as compared to $23.3 million in 2023).

Non-GAAP
Non-GAAP cash flows from operating activities decreased $25.6 million in the first three months of 2024 as compared to the same period in 2023. The decrease was attributed to working capital changes and higher amounts paid for interest and incomes taxes, partially offset by higher operating profit.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2024	2023	change
Cash flows from investing activities
Capital expenditures	$(52.2)	(45.2)	(7.0)
Acquisitions, net of cash acquired	0.7	—	0.7
Dispositions, net of cash disposed	—	1.1	(1.1)
Marketable securities:
Purchases	(0.3)	(3.2)	2.9
Sales	0.8	0.3	0.5
Proceeds from sale of property, equipment and investments	3.5	0.3	3.2
Net change in loans held for investment	1.8	(10.5)	12.3
Other	(0.1)	(0.4)	0.3
Investing activities	$(45.8)	(57.6)	11.8

Cash used by investing activities decreased by $11.8 million in the first three months of 2024 versus the first three months of 2023. The decrease was primarily due to net change in loans held for investment (we had $1.8 million in cash received in 2023 compared to $10.5 million in cash paid in 2023), as discussed in Note 12.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2024	2023	change	2023
Property and equipment acquired during the period
Capital expenditures:
North America	$13.6	11.8	1.8	43.8
Latin America	12.2	12.3	(0.1)	48.8
Europe	17.4	15.1	2.3	72.1
Rest of World	8.2	5.0	3.2	30.6
Corporate	0.8	1.0	(0.2)	7.4
Capital expenditures - GAAP and non-GAAP	$52.2	45.2	7.0	202.7

Financing leases:(b)
North America	$13.7	11.5	2.2	59.4
Latin America	2.7	1.9	0.8	11.0
Europe	3.1	5.4	(2.3)	21.4
Rest of World	—	1.9	(1.9)	0.2
Financing leases - GAAP and non-GAAP	$19.5	20.7	(1.2)	92.0

Total:
North America	$27.3	23.3	4.0	103.2
Latin America	14.9	14.2	0.7	59.8
Europe	20.5	20.5	—	93.5
Rest of World	8.2	6.9	1.3	30.8
Corporate	0.8	1.0	(0.2)	7.4
Total property and equipment acquired	$71.7	65.9	5.8	294.7

Depreciation and amortization(a)
North America	$20.1	17.9	2.2	73.9
Latin America	14.1	12.8	1.3	53.6
Europe	14.0	13.1	0.9	54.2
Rest of World	6.4	5.9	0.5	24.4
Corporate	1.0	1.7	(0.7)	5.3
Depreciation and amortization - non-GAAP	$55.6	51.4	4.2	211.4
Argentina highly inflationary impact	2.3	1.1	1.2	5.4
Reorganization and Restructuring	—	1.1	(1.1)	1.2
Amortization of intangible assets	14.5	14.0	0.5	57.8
Depreciation and amortization - GAAP	$72.4	67.6	4.8	275.8
Incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to restructuring activities and acquisition-related integration activities, and amortization of acquisition-related intangible assets have been excluded from non-GAAP amounts.
(a)Represents the amount of property and equipment acquired using financing leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the condensed consolidated statements of cash flows.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the 12 months ending March 31, 2024 and the 12 months ending March 31, 2023.

Capital expenditures in the first three months of 2024 were primarily for cash devices, information technology, and armored vehicles.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2024	2023	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$5.0	44.7	(39.7)
Long-term revolving credit facilities, net	66.1	(83.0)	149.1
Other long-term debt, net	(22.6)	(22.5)	(0.1)
Borrowings (repayments)	48.5	(60.8)	109.3

Acquisition of noncontrolling interest	(0.2)	—	(0.2)
Repurchase shares of Brink's common stock	(23.0)	(16.0)	(7.0)
Dividends to:
Shareholders of Brink’s	(9.8)	(9.3)	(0.5)
Noncontrolling interests in subsidiaries	—	(0.4)	0.4
Acquisition-related financing activities:
Payment of acquisition related obligation	—	(5.1)	5.1
Tax withholdings associated with share-based compensation	(16.8)	(6.6)	(10.2)
Other	—	1.1	(1.1)
Financing activities	$(1.3)	(97.1)	95.8

Debt borrowings and repayments
Cash used in financing activities decreased by $95.8 million year over year as we had net cash used in financing activities of $1.3 million in the first three months of 2024 compared to net cash used in financing activities of $97.1 million in the first three months of 2023. The change was driven primarily by a decrease in net repayments compared to the prior year three month period.

Dividends
We paid dividends to Brink’s shareholders of $0.22 per share or $9.8 million in the first three months of 2024 compared to $0.20 per share or $9.3 million in the first three months of 2023. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2024	2023
Debt:
Short-term borrowings	$155.0	151.7
Long-term debt	3,434.9	3,379.6
Total Debt	3,589.9	3,531.3

Less:
Cash and cash equivalents	1,122.7	1,176.6
Amounts held by Cash Management Services operations(a)	(191.0)	(166.2)
Cash and cash equivalents available for general corporate purposes	931.7	1,010.4

Net Debt(b)	$2,658.2	2,520.9
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $75 million at March 31, 2024 and $63 million at December 31, 2023 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2024, and December 31, 2023.

Net Debt increased by $137 million primarily to fund general corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 8 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2024, $306 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next 12 months.

Limitations on dividends from foreign subsidiaries. A significant portion of our operations are outside the U.S. which may make it difficult to or costly to repatriate additional cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, for more information on the risks associated with having businesses outside the U.S.

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

During the first three months ended March 31, 2024, we repurchased a total of 274,680 shares of our common stock for an aggregate of $23.0 million and an average price of $83.77 per share. These shares were retired upon repurchase. At March 31, 2024, $477 million remained available under the 2023 Repurchase Program.

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

U.S. Retirement Liabilities
Assumptions for U.S. Retirement Obligations
The amounts in the tables below are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date. The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2023. The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts and will be updated at December 31, 2024.

Our most significant actuarial assumptions include:
•Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•Investment returns of plan assets
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2023	1Q 2024	2Q-4Q 2024	2025	2026	2027	2028

Primary U.S. pension plan
Beginning funded status	$(24.0)	(10.9)	(6.9)	(5.4)	3.1	11.7	20.3
Net periodic pension credit(a)	15.1	4.0	11.8	14.5	12.8	10.8	11.6
Payment from Brink’s	—	—	—	—	—	0.1	4.6
Benefit plan experience loss	(2.0)	—	(10.3)	(6.0)	(4.2)	(2.3)	(2.3)
Ending funded status	$(10.9)	(6.9)	(5.4)	3.1	11.7	20.3	34.2

UMWA plans
Beginning funded status	$(94.9)	(77.9)	(75.2)	(78.2)	(78.7)	(79.5)	(80.7)
Net periodic postretirement cost(a)	(0.8)	(0.1)	(0.2)	(0.5)	(0.8)	(1.2)	(1.4)
Benefit plan experience gain	15.1	—	—	—	—	—	—
Other	2.7	2.8	(2.8)	—	—	—	—
Ending funded status	$(77.9)	(75.2)	(78.2)	(78.7)	(79.5)	(80.7)	(82.1)

Black lung plans
Beginning funded status	$(75.8)	(74.4)	(73.2)	(68.7)	(63.4)	(58.5)	(54.1)
Net periodic postretirement cost(a)	(3.9)	(0.9)	(2.7)	(3.3)	(3.0)	(2.8)	(2.6)
Payment from Brink’s	7.7	2.1	7.2	8.6	7.9	7.2	6.7
Benefit plan experience loss	(2.4)	—	—	—	—	—	—
Ending funded status	$(74.4)	(73.2)	(68.7)	(63.4)	(58.5)	(54.1)	(50.0)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2023 or the first three months of 2024. There are approximately 10,500 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2027.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees. There were approximately 2,400 beneficiaries in the UMWA plans as of December 31, 2023. The Company does not expect to make additional contributions to these plans until 2036, based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973. There were approximately 700 black lung beneficiaries as of December 31, 2023.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2028

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2023	1Q 2024	2Q-4Q 2024	FY2024	2025	2026	2027	2028
Primary U.S. pension plan	$(13.6)	(2.5)	(7.4)	(9.9)	(5.0)	0.6	6.2	3.1
UMWA plans	(5.1)	(1.4)	(4.2)	(5.6)	(5.6)	(0.9)	(0.8)	(0.7)
Black lung plans	8.5	2.0	6.0	8.0	7.5	6.9	6.4	5.9
Total	$(10.2)	(1.9)	(5.6)	(7.5)	(3.1)	6.6	11.8	8.3

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2028

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2023	1Q 2024	2Q-4Q 2024	FY2024	2025	2026	2027	2028
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	0.1	4.6
Black lung plans	7.7	2.1	7.2	9.3	8.6	7.9	7.2	6.7
Total	$7.7	2.1	7.2	9.3	8.6	7.9	7.3	11.3

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.5	11.1	37.0	48.1	48.0	47.9	47.6	47.1
UMWA plans	19.8	5.6	12.9	18.5	18.3	18.1	18.0	17.9
Black lung plans	7.7	2.1	7.2	9.3	8.6	7.9	7.2	6.7
Total	$72.0	18.8	57.1	75.9	74.9	73.9	72.8	71.7

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 52 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2024.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Executive Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that infomation required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the anticipated results from the Company's transformation initiatives; costs associated with labor rate increases related to future payments to the Maco Transportadora and Maco Litoral unions; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities, including 2022 global restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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
•anticipated cash needs in light of our current liquidity position;
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

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2023 and in our other public filings with the Securities and Exchange Commission. The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 13 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2024:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through
January 31, 2024	92,095	$84.07	92,095	$492,257,998

February 1 through
February 29, 2024	74,679	$81.15	166,774	486,198,104

March 1 through
March 31, 2024	107,906	$85.34	274,680	476,988,991

(1)In the fourth quarter of 2023, we entered into a $500 million share repurchase program that expires on December 31, 2025. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Item 5.  Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit
Number

10.1	Offer Letter, dated April 11, 2023, between The Brink's Company and Elizabeth A. Galloway.

10.2	Expatriate Offer Letter dated March 1, 2023 between The Brink's Company and James K. Parks.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2024, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at March 31, 2024, and December 31, 2023, (ii)  the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 8, 2024	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)