Form 10-Q
period 2024-06-30
BRINKS CO
filed 2024-08-07
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes  ☐ No  ☒
As of August 2, 2024, 44,138,206 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,189.2	1,176.6
Restricted cash	428.8	507.0
Accounts receivable (net of allowance: 2024 - $30.6; 2023 - $30.4)	843.3	779.0
Prepaid expenses and other	357.6	325.7
Total current assets	2,818.9	2,788.3

Right-of-use assets, net	333.9	337.7
Property and equipment (net of accumulated depreciation and amortization: 2024 - $1,659.3; 2023 - $1,620.1)	975.2	1,013.3
Goodwill	1,453.8	1,473.8
Other intangibles (net of accumulated amortization: 2024 - $298.4; 2023 - $278.7)	456.4	488.3
Deferred tax assets, net	225.7	231.8
Other	297.7	268.6

Total assets	$6,561.6	6,601.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$138.6	151.7
Current maturities of long-term debt	133.1	117.1
Accounts payable	229.7	249.7
Accrued liabilities	1,077.1	1,126.9
Restricted cash held for customers	214.9	298.7
Total current liabilities	1,793.4	1,944.1

Long-term debt	3,475.4	3,262.5
Accrued pension costs	136.7	148.5
Retirement benefits other than pensions	163.3	159.6
Lease liabilities	259.8	265.8
Deferred tax liabilities	59.3	56.5
Other	227.1	244.6
Total liabilities	6,115.0	6,081.6

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2024 - 44.2; 2023 - 44.5	44.2	44.5
Capital in excess of par value	666.3	675.9
Retained earnings	354.0	333.0
Accumulated other comprehensive income (loss)	(744.0)	(656.0)
Brink’s shareholders	320.5	397.4

Noncontrolling interests	126.1	122.8

Total equity	446.6	520.2

Total liabilities and equity	$6,561.6	6,601.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2024	2023	2024	2023

Revenues	$1,253.1	1,216.2	$2,489.2	2,401.6

Costs and expenses:
Cost of revenues	937.8	943.8	1,865.0	1,864.1
Selling, general and administrative expenses	194.3	170.6	394.9	347.6
Total costs and expenses	1,132.1	1,114.4	2,259.9	2,211.7
Other operating income (expense)	(5.0)	3.8	7.6	(4.5)

Operating profit	116.0	105.6	236.9	185.4

Interest expense	(56.5)	(51.1)	(112.3)	(97.7)
Interest and other nonoperating income (expense)	12.5	4.1	25.8	8.8
Income from continuing operations before tax	72.0	58.6	150.4	96.5
Provision for income taxes	22.1	23.4	48.3	43.7

Income from continuing operations	49.9	35.2	102.1	52.8

Income (loss) from discontinued operations, net of tax	(0.1)	(0.1)	(0.1)	0.6

Net income	49.8	35.1	102.0	53.4
Less net income attributable to noncontrolling interests	3.6	3.0	6.5	6.3

Net income attributable to Brink’s	46.2	32.1	95.5	47.1

Amounts attributable to Brink’s
Continuing operations	46.3	32.2	95.6	46.5
Discontinued operations	(0.1)	(0.1)	(0.1)	0.6

Net income attributable to Brink’s	$46.2	32.1	$95.5	47.1

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$1.04	0.69	$2.14	0.99
Discontinued operations	—	—	—	0.01
Net income	$1.03	0.69	$2.13	1.01

Diluted:
Continuing operations	$1.03	0.68	$2.12	0.98
Discontinued operations	—	—	—	0.01
Net income	$1.02	0.68	$2.11	0.99

Weighted-average shares
Basic	44.6	46.7	44.7	46.7
Diluted	45.1	47.3	45.2	47.4

Cash dividends paid per common share	$0.2425	0.2200	$0.4625	0.4200
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Net income	$49.8	$35.1	$102.0	$53.4

Benefit plan adjustments:
Benefit plan actuarial gains	5.2	—	9.3	3.1
Benefit plan prior service costs	(10.4)	(2.7)	(13.2)	(5.7)
Deferred profit sharing	(0.2)	0.3	(0.1)	0.3
Total benefit plan adjustments	(5.4)	(2.4)	(4.0)	(2.3)

Foreign currency translation adjustments	(71.1)	15.7	(92.6)	59.1
Gains on available-for-sale securities	0.6	2.3	1.7	0.4
Gains on cash flow hedges	0.9	15.7	11.6	7.0
Other comprehensive income (loss) before tax	(75.0)	31.3	(83.3)	64.2
Provision (benefit) for income taxes	0.9	1.0	7.4	(2.1)

Other comprehensive income (loss)	(75.9)	30.3	(90.7)	66.3

Comprehensive income (loss)	(26.1)	65.4	11.3	119.7
Less comprehensive income attributable to noncontrolling interests	2.7	—	3.8	3.5

Comprehensive income (loss) attributable to Brink's	$(28.8)	65.4	$7.5	116.2
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Six Months ended June 30, 2024
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2023	44.5	$44.5	675.9	333.0	(656.0)	122.8	520.2
Net income	—	—	—	49.3	—	2.9	52.2
Other comprehensive loss	—	—	—	—	(13.0)	(1.8)	(14.8)
Shares repurchased	(0.3)	(0.3)	(2.2)	(18.5)	—	—	(21.0)
Dividends to:
Brink’s common shareholders ($0.2200 per share)	—	—	—	(9.8)	—	—	(9.8)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.3	—	—	—	9.3
Other share-based benefit transactions	0.4	0.4	(16.4)	—	—	—	(16.0)
Acquisitions of noncontrolling interests	—	—	0.2	—	—	(0.4)	(0.2)
Balance as of March 31, 2024	44.6	$44.6	666.8	354.0	(669.0)	123.5	519.9
Net income	—	—	—	46.2	—	3.6	49.8
Other comprehensive loss	—	—	—	—	(75.0)	(0.9)	(75.9)
Shares repurchased(a)	(0.4)	(0.4)	(7.9)	(35.3)	—	—	(43.6)
Dividends to:
Brink’s common shareholders ($0.2425 per share)	—	—	—	(10.8)	—	—	(10.8)
Noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.3	—	—	—	7.3
Other share-based benefit transactions	—	—	0.1	(0.1)	—	—	—
Balance as of June 30, 2024	44.2	$44.2	666.3	354.0	(744.0)	126.1	446.6

(a)     During the quarter ended June 30, 2024, we repurchased a total of 447,360 shares of our common stock for an aggregate of $42.7 million in cash. On the last day of June 2024, our agent broker purchased additional shares of our common stock pursuant to a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended ("10b5-1 plan"). We are obligated to pay $0.6 million to repurchase those shares and, as of June 30, 2024, this obligation has been reported as a current liability and a corresponding reduction to equity in our condensed consolidated financial statements. In addition, for the six months ended June 30, 2024, shares repurchased include the 1% excise tax imposed under the Inflation Reduction Act of 2022 of approximately $0.3 million.

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

	Six Months ended June 30, 2023
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2022	46.3	$46.3	684.1	417.2	(700.5)	123.1	570.2
Net income	—	—	—	15.0	—	3.3	18.3
Other comprehensive income	—	—	—	—	35.8	0.2	36.0
Shares repurchased	(0.2)	(0.2)	(3.8)	(12.0)	—	—	(16.0)
Dividends to:
Brink’s common shareholders ($0.2000 per share)	—	—	—	(9.3)	—	—	(9.3)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	10.9	—	—	—	10.9
Other share-based benefit transactions	0.3	0.3	(4.8)	(0.2)	—	—	(4.7)
Balance as of March 31, 2023	46.4	$46.4	686.4	410.7	(664.7)	126.2	605.0
Net income	—	—	—	32.1	—	3.0	35.1
Other comprehensive income (loss)	—	—	—	—	33.3	(3.0)	30.3
Shares repurchased	(0.1)	(0.1)	(0.3)	(1.1)	—	—	(1.5)
Dividends to:
Brink’s common shareholders ($0.2200 per share)	—	—	—	(10.2)	—	—	(10.2)
Noncontrolling interests	—	—	—	—	—	(2.4)	(2.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.3	—	—	—	8.3
Other share-based benefit transactions	0.1	0.1	0.2	(0.1)	—	—	0.2
Acquisitions of noncontrolling interests	—	—	0.3	—	—	(0.9)	(0.6)
Balance as of June 30, 2023	46.4	$46.4	694.9	431.4	(631.4)	122.9	664.2

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$102.0	53.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	0.1	(0.6)
Depreciation and amortization	145.5	137.2
Share-based compensation expense	16.6	19.2
Deferred income taxes	0.1	7.1
(Gain) loss on marketable securities and sale of property and equipment	(2.8)	1.6
Impairment losses	1.9	5.2
Retirement benefit funding more than expense:
Pension	(3.3)	(4.5)
Other than pension	(3.9)	(3.2)
Unrealized foreign currency (gains) losses	(3.5)	18.2
Other operating	5.1	7.8
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and income taxes receivable	(89.8)	5.8
Decrease in accounts payable, income taxes payable and accrued liabilities	(62.2)	(89.0)
Decrease in restricted cash held for customers	(67.2)	(16.2)
Increase (decrease) in customer obligations	4.6	(32.4)
Decrease in prepaid and other current assets	(21.8)	(3.3)
Decrease in other noncurrent assets and liabilities	(23.6)	(1.0)
Net cash provided by (used in) operating activities	(2.2)	105.3
Cash flows from investing activities:
Capital expenditures	(108.9)	(89.4)
Acquisitions, net of cash acquired	(14.4)	—
Dispositions, net of cash disposed	—	1.1
Marketable securities:
Purchases	(1.4)	(44.5)
Sales	1.2	0.9
Cash proceeds from sale of property, equipment and investments	4.5	1.0
Net change in loans held for investment	3.5	(14.2)
Other	(0.9)	(0.4)
Discontinued operations	—	0.9
Net cash used in investing activities	(116.4)	(144.6)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(7.0)	76.2
Long-term revolving credit facilities:
Borrowings	5,508.5	4,256.4
Repayments	(6,043.4)	(4,299.0)
Other long-term debt:
Borrowings	807.8	14.3
Repayments	(53.4)	(47.5)
Acquisition of noncontrolling interest	(0.2)	(0.6)
Cash paid for acquisition related settlements and obligations	—	(9.7)
Debt financing costs	(9.6)	—
Repurchase shares of Brink's common stock	(65.7)	(17.5)
Dividends to:
Shareholders of Brink’s	(20.6)	(19.5)
Noncontrolling interests in subsidiaries	(0.1)	(2.8)
Tax withholdings associated with share-based compensation	(17.2)	(6.9)
Other	—	2.3
Net cash provided by (used in) financing activities	99.1	(54.3)
Effect of exchange rate changes on cash	(46.1)	6.7
Cash, cash equivalents and restricted cash:
Decrease	(65.6)	(86.9)
Balance at beginning of period	1,683.6	1,410.5
Balance at end of period	$1,618.0	1,323.6

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency. Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings. Other than nonmonetary equity securities and available-for-sale debt securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market values of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. For nonmonetary available-for-sale debt securities traded in highly inflationary economies, the fair market values of these debt securities are remeasured at the current exchange rates, with changes recorded in the gains (losses) on available-for-sale securities component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings when these debt securities are sold. Revenues and expenses are translated at rates of exchange in effect during the year.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 3% of our consolidated revenues for the first six months of 2024 and 4% of our consolidated revenues for the first six months of 2023.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first six months of 2024 and 2023, the Argentine peso declined approximately 9% (from 833.3 to 911.5 pesos to the U.S. dollar) and 30% (from 178.6 to 256.4 pesos to the U.S. dollar), respectively. For the year ended December 31, 2023, the Argentine peso declined approximately 79% (from 178.6 to 833.3 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first six months of 2024, we recognized a $6.4 million pretax remeasurement loss. In the first six months of 2023, we recognized an $18.2 million pretax remeasurement loss.

At June 30, 2024, Argentina's economy remains highly inflationary for accounting purposes. At June 30, 2024, we had net monetary assets denominated in Argentine pesos of $101.5 million (including cash of $84.5 million). At June 30, 2024, we had net nonmonetary assets of $139.9 million (including $99.8 million of goodwill, $2.9 million in equity securities denominated in Argentine pesos and $7.3 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or related conversion losses in the six months ended June 30, 2024 or June 30, 2023.
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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of June 30, 2024 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, we are required to maintain a restricted cash reserve and, due to this contractual restriction, we have classified these amounts as restricted cash in our condensed consolidated balance sheet (see Note 13).

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

Digital Retail Solutions and ATM Managed Services
DRS and AMS are technology enabled services provided to customers throughout the world. DRS includes services that leverage Brink’s tech-enabled sales and software platforms to simplify cash acceptance, enables merchants to access their cash without visiting a bank and provides customers with enhanced analytics and visibility. DRS includes our patented Brink’s CompleteTM and CompuSafe® services. AMS provides comprehensive services beyond basic ATM services including cash forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, and installation services. These services allow financial institutions, retailers and independent ATM owners to outsource day-to-day operation of ATMs. For certain customers, we take ownership of ATM devices as part of our managed services offering.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended June 30, 2024

Reportable Segments:
North America	$301.9	110.1	412.0
Latin America	277.5	54.2	331.7
Europe	183.5	126.2	309.7
Rest of World	180.1	19.6	199.7
Total reportable segments	$943.0	310.1	1,253.1

Three months ended June 30, 2023

Reportable Segments:
North America	$303.0	94.4	397.4
Latin America	289.0	44.9	333.9
Europe	186.7	99.2	285.9
Rest of World	184.9	14.1	199.0
Total reportable segments	$963.6	252.6	1,216.2

Six months ended June 30, 2024

Reportable Segments:
North America	$606.5	211.0	817.5
Latin America	560.1	106.3	666.4
Europe	369.7	231.4	601.1
Rest of World	368.0	36.2	404.2
Total reportable segments	$1,904.3	584.9	2,489.2

Six months ended June 30, 2023

Reportable Segments:
North America	$611.0	188.3	799.3
Latin America	563.3	86.1	649.4
Europe	366.8	187.8	554.6
Rest of World	371.4	26.9	398.3
Total reportable segments	$1,912.5	489.1	2,401.6

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be collected or amortized within one year ($4.7 million at June 30, 2024) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed or amortized within one year ($16.8 million at June 30, 2024) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2024)	$779.0	15.4	21.4
Closing (June 30, 2024)	843.3	21.5	14.9
Increase (decrease)	$64.3	6.1	(6.5)

The amount of revenue recognized in the six months ended June 30, 2024 that was included in the January 1, 2024 contract liabilities balance was $11.4 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the six months ended June 30, 2024 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At June 30, 2024, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at June 30, 2024 and December 31, 2023 were $4.2 million and $3.7 million, respectively. The amortization expense in the first six months of 2024 and 2023 was $0.8 million and $1.0 million, respectively.

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
•Other items not allocated to segments - certain items that are not considered part of the ongoing activities of the business are excluded from segment results. See further explanation for each item not allocated to segments on page 15.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
North America	$412.0	397.4	51.7	37.5
Latin America	331.7	333.9	63.2	65.9
Europe	309.7	285.9	32.2	29.3
Rest of World	199.7	199.0	39.0	41.3
Total reportable segments	1,253.1	1,216.2	186.1	174.0

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(33.2)	(47.3)
Foreign currency transaction gains	—	—	3.1	4.8
Reconciliation of segment policies to GAAP(a)	—	—	(0.4)	0.3
Other items not allocated to segments:
Reorganization and restructuring(b)	—	—	(0.1)	—
Acquisitions and dispositions(c)	—	—	(14.8)	(15.0)
Argentina highly inflationary impact(d)	—	—	(11.4)	(11.0)
Transformation initiatives(e)	—	—	(7.2)	—
Department of Justice investigation(f)	—	—	(6.0)	—
Chile antitrust matter(g)	—	—	(0.1)	(0.2)
Total	$1,253.1	1,216.2	$116.0	105.6

	Revenues		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
North America	$817.5	799.3	100.1	76.1
Latin America	666.4	649.4	126.2	132.5
Europe	601.1	554.6	58.1	51.3
Rest of World	404.2	398.3	80.1	78.6
Total reportable segments	2,489.2	2,401.6	364.5	338.5

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(74.4)	(89.9)
Foreign currency transaction gains	—	—	9.4	9.9
Reconciliation of segment policies to GAAP(a)	—	—	1.1	0.7
Other items not allocated to segments:
Reorganization and restructuring(b)	—	—	(1.5)	(14.2)
Acquisitions and dispositions(c)	—	—	(30.7)	(37.0)
Argentina highly inflationary impact(d)	—	—	(13.0)	(22.2)
Transformation initiatives(e)	—	—	(12.0)	—
Department of Justice investigation(f)	—	—	(6.0)	—
Chile antitrust matter(g)	—	—	(0.5)	(0.4)
Total	$2,489.2	2,401.6	$236.9	185.4

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
(f)See details regarding Department of Justice investigation at Note 14.
(g)See details regarding the Chile antitrust matter at Note 14.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees. Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2024	2023	2024	2023	2024	2023

Three months ended June 30,

Service cost	$—	—	2.2	1.9	2.2	1.9
Interest cost on projected benefit obligation	7.7	8.1	4.4	4.5	12.1	12.6
Return on assets – expected	(11.6)	(11.8)	(2.8)	(2.7)	(14.4)	(14.5)
Amortization of losses	1.2	0.4	0.7	0.4	1.9	0.8
Settlement loss	—	—	—	0.2	—	0.2
Net periodic pension cost (credit)	$(2.7)	(3.3)	4.5	4.3	1.8	1.0

Six months ended June 30,

Service cost	$—	—	4.4	3.7	4.4	3.7
Interest cost on projected benefit obligation	15.4	16.2	8.9	8.9	24.3	25.1
Return on assets – expected	(23.2)	(23.6)	(5.7)	(5.5)	(28.9)	(29.1)
Amortization of losses	2.7	0.9	1.3	0.8	4.0	1.7
Settlement loss	—	—	0.3	0.3	0.3	0.3
Net periodic pension cost (credit)	$(5.1)	(6.5)	9.2	8.2	4.1	1.7
The components of net periodic pension cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2023 or the first six months of 2024. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2023, we do not expect to make contributions to the primary U.S. pension plan until 2027.

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

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2024	2023	2024	2023	2024	2023

Three months ended June 30,

Service cost	$—	—	—	0.1	—	0.1
Interest cost on accumulated postretirement benefit obligations	2.6	2.7	1.1	1.3	3.7	4.0
Return on assets – expected	(2.6)	(2.6)	—	—	(2.6)	(2.6)
Amortization of losses	0.1	1.2	1.0	1.2	1.1	2.4
Amortization of prior service cost (credit)	(1.6)	(2.8)	0.1	—	(1.5)	(2.8)
Net periodic postretirement cost (credit)	$(1.5)	(1.5)	2.2	2.6	0.7	1.1

Six months ended June 30,

Service cost	$—	—	0.1	0.2	0.1	0.2
Interest cost on accumulated postretirement benefit obligations	5.2	5.7	2.4	2.6	7.6	8.3
Return on assets – expected	(5.1)	(5.2)	—	—	(5.1)	(5.2)
Amortization of losses	1.4	2.9	2.1	2.3	3.5	5.2
Amortization of prior service cost (credit)	(4.4)	(5.5)	0.1	—	(4.3)	(5.5)
Net periodic postretirement cost (credit)	$(2.9)	(2.1)	4.7	5.1	1.8	3.0
The components of net periodic postretirement cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for effective tax rate)	2024	2023	2024	2023
Continuing operations
Provision for income taxes	$22.1	23.4	$48.3	43.7
Effective tax rate	30.7%	39.9%	32.1%	45.3%

2024 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2024 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations.

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

In the first six months of 2024, we acquired two business operations in the North America and Europe segments. The aggregate purchase consideration for these two acquisitions was approximately $20 million.

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

Brink's Argentina management finalized negotiations with the Maco unions and agreed to pay amounts to the union members in monthly installments, which were completed in June 2024. We recognized $12.5 million in related costs in 2022. In the first six months of 2023, we recognized a $3.3 million charge for an inflation-adjusted labor increase to the expected payments. In the first six months of 2024, we recognized a $0.5 million charge for an inflation-adjusted labor increase to the expected payments. Changes in the liability as a result of currency-related remeasurement are reflected in our operating results as described in Note 1. Changes in the liability as a result of labor rate increases are reflected as acquisition-related costs.

Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded the amounts from segment results.

Note 7 - Accumulated other comprehensive income (loss)
Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(6.8)	1.4	1.4	(0.3)	(4.3)
Foreign currency translation adjustments(b)	(69.0)	(1.6)	(1.2)	0.2	(71.6)
Gains (losses) on available-for-sale securities	0.6	(0.4)	—	—	0.2
Gains (losses) on cash flow hedges	5.6	(1.4)	(4.7)	1.2	0.7
	(69.6)	(2.0)	(4.5)	1.1	(75.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.9)	—	—	—	(0.9)
	(0.9)	—	—	—	(0.9)

Total
Benefit plan adjustments(a)	(6.8)	1.4	1.4	(0.3)	(4.3)
Foreign currency translation adjustments(b)	(69.9)	(1.6)	(1.2)	0.2	(72.5)
Gains (losses) on available-for-sale securities(c)	0.6	(0.4)	—	—	0.2
Gains (losses) on cash flow hedges(d)	5.6	(1.4)	(4.7)	1.2	0.7
	$(70.5)	(2.0)	(4.5)	1.1	(75.9)

Three months ended June 30, 2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.2)	0.6	0.8	(0.3)	(2.1)
Foreign currency translation adjustments(b)	20.2	1.9	(1.5)	0.4	21.0
Gains (losses) on available-for-sale securities	2.3	(0.8)	—	—	1.5
Gains (losses) on cash flow hedges	16.7	(2.5)	(1.0)	(0.3)	12.9
	36.0	(0.8)	(1.7)	(0.2)	33.3

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(3.0)	—	—	—	(3.0)
	(3.0)	—	—	—	(3.0)

Total
Benefit plan adjustments(a)	(3.2)	0.6	0.8	(0.3)	(2.1)
Foreign currency translation adjustments(b)	17.2	1.9	(1.5)	0.4	18.0
Gains (losses) on available-for-sale securities(c)	2.3	(0.8)	—	—	1.5
Gains (losses) on cash flow hedges(d)	16.7	(2.5)	(1.0)	(0.3)	12.9
	$33.0	(0.8)	(1.7)	(0.2)	30.3

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(7.5)	1.5	3.5	(0.8)	(3.3)
Foreign currency translation adjustments(b)	(87.6)	(3.8)	(2.3)	0.5	(93.2)
Gains (losses) on available-for-sale securities	1.7	(2.3)	—	—	(0.6)
Gains (losses) on cash flow hedges	21.3	(4.9)	(9.7)	2.4	9.1
	(72.1)	(9.5)	(8.5)	2.1	(88.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(2.7)	—	—	—	(2.7)
	(2.7)	—	—	—	(2.7)

Total
Benefit plan adjustments(a)	(7.5)	1.5	3.5	(0.8)	(3.3)
Foreign currency translation adjustments(b)	(90.3)	(3.8)	(2.3)	0.5	(95.9)
Gains (losses) on available-for-sale securities(c)	1.7	(2.3)	—	—	(0.6)
Gains (losses) on cash flow hedges(d)	21.3	(4.9)	(9.7)	2.4	9.1
	$(74.8)	(9.5)	(8.5)	2.1	(90.7)

Six months ended June 30, 2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.7)	0.5	1.4	(0.4)	(2.2)
Foreign currency translation adjustments(b)	64.8	2.0	(2.9)	0.7	64.6
Gains (losses) on available-for-sale securities	0.4	(0.1)	—	—	0.3
Gains (losses) on cash flow hedges	8.3	(0.1)	(1.3)	(0.5)	6.4
	69.8	2.3	(2.8)	(0.2)	69.1

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(2.8)	—	—	—	(2.8)
	(2.8)	—	—	—	(2.8)

Total
Benefit plan adjustments(a)	(3.7)	0.5	1.4	(0.4)	(2.2)
Foreign currency translation adjustments(b)	62.0	2.0	(2.9)	0.7	61.8
Gains (losses) on available-for-sale securities(c)	0.4	(0.1)	—	—	0.3
Gains (losses) on cash flow hedges(d)	8.3	(0.1)	(1.3)	(0.5)	6.4
	$67.0	2.3	(2.8)	(0.2)	66.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.7	1.5	$3.4	2.9
Selling, general and administrative expenses	0.5	0.5	1.1	1.0
Interest and other nonoperating expense	0.3	0.1	1.4	0.8
(b)2024 foreign currency translation adjustment amounts arising during the three months ended June 30, 2024 reflect primarily the devaluation of the Mexican peso and the Brazilian real, partially offset by the appreciation of the Chilean peso. 2023 foreign currency translation adjustment amounts arising during the three months ended June 30, 2023 reflect primarily the appreciation of the Mexican peso, the Brazilian real, the euro, and the British pound. 2024 foreign currency translation adjustment amounts arising during the six months ended June 30, 2024 reflect primarily the devaluation of the Mexican peso, the Brazilian real, and the Chilean peso. 2023 foreign currency translation adjustment amounts arising during the six months ended June 30, 2023 reflect primarily the appreciation of the Mexican peso, the Brazilian real, the euro, and the British pound.
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
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) (no gains or losses in the three months ended June 30, 2024 and $3.8 million loss in the three months ended June 30, 2023; as well as no gains or losses in the six months ended June 30, 2024 and $7.2 million loss in the six months ended June 30, 2023).

•interest expense ($4.7 million reduction to expense in the three months ended June 30, 2024 and $4.8 million reduction to expense in the three months ended June 30, 2023; as well as $9.7 million reduction to expense in the six months ended June 30, 2024 and $8.5 million reduction to expense in the six months ended June 30, 2023).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(302.2)	(368.2)	(1.8)	16.2	(656.0)
Other comprehensive income (loss) before reclassifications	(6.0)	(91.4)	(0.6)	16.4	(81.6)
Amounts reclassified from accumulated other comprehensive loss to net income	2.7	(1.8)	—	(7.3)	(6.4)
Other comprehensive income (loss) attributable to Brink's	(3.3)	(93.2)	(0.6)	9.1	(88.0)
Balance as of June 30, 2024	$(305.5)	(461.4)	(2.4)	25.3	(744.0)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the condensed financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	June 30, 2024	December 31, 2023

2025 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	384.1	382.0

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	554.4	554.6

2029 Senior Unsecured Notes
Carrying value	$400.0	—
Fair value	399.2	—

2032 Senior Unsecured Notes
Carrying value	$400.0	—
Fair value	398.8	—

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At June 30, 2024, the notional value of our outstanding foreign currency forward and swap contracts was $966 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At June 30, 2024, the fair value of our short term foreign currency contracts was a net liability of approximately $6.3 million, of which $7.1 million was included in prepaid expenses and other and $13.4 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these foreign currency contracts was a net liability of approximately $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023

Derivative instrument gains (losses) included in other operating income (expense)	$(12.1)	10.4	$1.3	18.6
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

In the first half of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Derivative instrument losses included in other operating income (expense)	$—	(3.8)	$—	(7.2)

Offsetting transaction gains	—	3.8	—	7.2

Derivative instrument losses included in interest expense	—	(0.2)	—	(0.5)

Net derivative instrument losses	—	(4.0)	—	(7.7)

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

At June 30, 2024, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 1.5 years. At June 30, 2024, the fair value of these interest rate swaps was a net asset of $14.2 million, of which $6.3 million was included in prepaid expenses and other and $7.9 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $12.2 million, of which $5.8 million was included in prepaid expenses and other and $6.4 million was included in other assets on the condensed consolidated balance sheet.

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

At June 30, 2024, the notional value of these contracts was $175 million with a remaining weighted-average maturity of 1.5 years. At June 30, 2024, the fair value of these interest rate swaps was a net asset of $3.3 million, of which $2.3 million was included in prepaid expenses and other and $1.0 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $0.1 million, of which $1.9 million was included in prepaid expenses and other and $1.8 million was included in other liabilities on the condensed consolidated balance sheet.

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

At June 30, 2024, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.5 years. At June 30, 2024, the fair value of these interest rate swaps was a net asset of $13.0 million, of which $7.2 million was included in prepaid expenses and other and $5.8 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $5.7 million, of which $5.4 million was included in prepaid expenses and other and $0.3 million was included in other assets on the condensed consolidated balance sheet.

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

At June 30, 2024, the total notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 1.6 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 5.7 years for the cross currency swaps maturing in April 2031. At June 30, 2024, the fair value of these cross currency swaps was a net liability of $23.4 million, of which $5.6 million was included in prepaid expenses and other and $29.0 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these cross currency swaps was a net liability of $34.6 million, of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the condensed consolidated balance sheet. At June 30, 2024, the fair value of the zero cost collar was an asset of $1.9 million, which was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million, which was included in other assets on the condensed consolidated balance sheet.

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

At June 30, 2024, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.4 years. At June 30, 2024, the fair value of this derivative contract was an asset of $0.2 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2023, the fair value of this derivative contract was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Interest rate swaps designated as cash flow hedges	$(4.7)	(5.0)	(9.7)	(9.0)
Cross currency swaps designated as net investment hedges	(1.2)	(1.5)	(2.3)	(2.9)
Net derivative instrument gains included in interest expense	$(5.9)	(6.5)	(12.0)	(11.9)

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

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $22 million that remains potentially payable as of June 30, 2024 as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2024.

Note 9 - Debt

	June 30,	December 31,
(In millions)	2024	2023
Debt:
Short-term borrowings	$138.6	151.7
Total short-term borrowings	$138.6	151.7

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,326.6	1,343.5
Senior unsecured notes(b)	1,785.3	994.4
Revolving Credit Facility	50.3	542.1
Other(c)	216.7	265.8
Financing leases	229.6	233.8
Total long-term debt	$3,608.5	3,379.6

Total debt	$3,747.1	3,531.3

Included in:
Current liabilities	$271.7	268.8
Noncurrent liabilities	3,475.4	3,262.5
Total debt	$3,747.1	3,531.3

(a)Amounts outstanding are net of unamortized debt costs of $3.4 million as of June 30, 2024 and $4.0 million as of December 31, 2023.
(b)Amounts outstanding are net of unamortized debt costs of $14.6 million as of June 30, 2024 and $5.6 million as of December 31, 2023.
(c)Includes Other Revolving Credit Facilities of $182 million at June 30, 2024 and $226 million at December 31, 2023.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2024, $950 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at June 30, 2024. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of June 30, 2024. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of June 30, 2024.

Senior Unsecured Notes
In June 2024, we issued at par five-year senior unsecured notes (the "2029 Senior Unsecured Notes") in the aggregate principal amount of $400 million. The 2029 Senior Unsecured Notes will mature on June 15, 2029, and bear an annual interest rate of 6.5%. The 2029 Senior Unsecured Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

In June 2024, we issued at par eight-year senior unsecured notes (the "2032 Senior Unsecured Notes") in the aggregate principal amount of $400 million. The 2032 Senior Unsecured Notes will mature on June 15, 2032, and bear an annual interest rate of 6.75%. The 2032 Senior Unsecured Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

In June 2020, we issued at par five-year senior unsecured notes (the "2025 Senior Unsecured Notes") in the aggregate principal amount of $400 million. The 2025 Senior Unsecured Notes will mature on July 15, 2025 and bear an annual interest rate of 5.5%. The 2025 Senior Unsecured Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility. On August 7, 2024, we issued a notice of redemption to holders to redeem all of the outstanding aggregate principal amount of the 2025 Senior Unsecured Notes in accordance with the terms of the notes and the indenture. The expected redemption date for the notes is September 13, 2024.

In October 2017, we issued at par ten-year senior unsecured notes (the "2027 Senior Unsecured Notes" and together with the 2025 Senior Unsecured Notes, 2029 Senior Unsecured Notes and 2032 Senior Unsecured Notes, the "Senior Unsecured Notes") in the aggregate principal amount of $600 million. The 2027 Senior Unsecured Notes will mature on October 15, 2027, bearing an annual interest rate of 4.625%. The 2027 Senior Unsecured Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

The Senior Unsecured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exception from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

The aggregate proceeds from the Senior Secured Credit Facility and the 2027 Senior Unsecured Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of certain transactions. Borrowings were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2025 Senior Unsecured Notes were used in part to repay certain existing indebtedness incurred in connection with the G4S acquisition, finance the remaining G4S acquisition transactions and pay certain fees and expenses related to the transactions. Remaining net proceeds from the 2025 Senior Unsecured Notes were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2029 Senior Unsecured Notes and 2032 Senior Unsecured Notes are intended to be used to redeem or repurchase the $400 million outstanding principal amount of the 2025 Senior Unsecured Notes at or prior to maturity and to repay a portion of the outstanding indebtedness under our Revolving Credit Facility. Before applying a portion of the net proceeds from this offering to redeem or repurchase the 2025 Senior Unsecured Notes as described above, we used such portion of the net proceeds for general corporate purposes and to temporarily repay additional amounts outstanding under our Revolving Credit Facility.

Other Revolving Credit Facilities
We also have revolving credit facilities in our North America, Latin America and Europe segments. On an aggregate basis, borrowings under these facilities total $309 million with an additional $153 million available as of June 30, 2024, including $127 million in Short-term borrowings and $182 million in Other long-term debt. Maturity dates of the long-term facilities range from February 2027 to July 2027 and interest rates range from 6.35% to 7.00%. Borrowings under these facilities are secured by cash held by Brink's. In July 2024, we increased the capacity of the largest of these credit facilities from $250 million to $500 million.

Other Debt Facilities
The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at June 30, 2024.

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

The following table is a rollforward of the allowance for doubtful accounts for the six month period ended June 30, 2024.

Allowance for doubtful accounts:

(In millions)

December 31, 2023	$30.4
Provision for uncollectible accounts receivable	5.2
Write-offs and recoveries	(4.6)
Foreign currency exchange effects	(0.4)
June 30, 2024	$30.6

Note 11 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2017 Equity Incentive Plan (the "2017 Plan") and under the 2024 Equity Incentive Plan (the "2024 Plan"). The 2017 Plan and the 2024 Plan each permit grants of restricted stock, restricted stock units, performance stock, performance stock units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees. The 2017 Plan and the 2024 Plan also permit cash awards to eligible employees. The 2017 Plan became effective May 2017. The 2024 Plan became effective May 2024. During the first quarter ended March 31, 2023, the remaining outstanding awards granted under the 2013 Equity Incentive Plan (the "2013 Plan") were fully exercised. No further grants of awards will be made under the 2013 Plan or the 2017 Plan.

We also have outstanding deferred stock units granted to directors under the 2024 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Directors' Equity Plan and the Directors’ Stock Accumulation Plan, each of which has expired.

Outstanding awards at June 30, 2024 include performance stock units, restricted stock units, deferred stock units, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Performance stock units	$4.4	5.0	$10.8	12.9
Restricted stock units	2.6	2.9	5.1	5.6
Deferred stock units and fees paid in stock	0.3	0.4	0.7	0.7
Cash based awards	0.7	0.4	1.4	1.5
Share-based payment expense	8.0	8.7	18.0	20.7
Income tax benefit	(1.8)	(2.0)	(4.1)	(4.8)
Share-based payment expense, net of tax	$6.2	6.7	$13.9	15.9

Performance-Based Stock Options
Prior to 2019, we granted primarily performance-based stock options to select senior executives. These performance-based awards have a service condition as well as a market condition. We measured the fair value of these performance-based options at the grant date using a Monte Carlo simulation model. No performance-based options were granted after 2018.

The following table summarizes performance-based stock option activity during the first six months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2023	174.4	$17.92
Exercised	(174.4)	17.92
Outstanding balance as of June 30, 2024	—	$—

Time-Based Stock Options
In 2020 and 2019, we granted time-based stock options to certain senior executives. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first six months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2023	115.7	$21.43
Exercised	(81.6)	21.60
Outstanding balance as of June 30, 2024	34.1	$21.04

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	320.2	$65.89
Granted	125.5	81.65
Forfeited	(14.0)	71.13
Vested	(130.0)	68.10
Nonvested balance as of June 30, 2024	301.7	$71.25

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

The following table summarizes all PSU activity during the first six months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	698.5	$72.15
Granted	209.8	81.52
Forfeited or expired	(22.2)	69.07
Vested(a)	(229.1)	80.47
Nonvested balance as of June 30, 2024	657.0	$72.35

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2023 were 438.7 thousand, compared to target shares of 229.1 thousand.

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

The following table summarizes all DSU activity during the first six months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	19.2	$62.43
Granted	13.6	87.93
Vested	(19.2)	62.43
Nonvested balance as of June 30, 2024	13.6	$87.93

Note 12 - Capital Stock

Common Stock
At June 30, 2024, we had 100 million shares of common stock authorized and 44.2 million shares issued and outstanding.

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

Preferred Stock
At June 30, 2024, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

During the first six months ended June 30, 2024, we repurchased a total of 722,040 shares of our common stock for an aggregate of $65.7 million and an average price of $91.02 per share. These shares were retired upon repurchase. At June 30, 2024, $434 million remained available under the 2023 Repurchase Program.

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

Shares Used to Calculate Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Weighted-average shares:
Basic(a)	44.6	46.7	44.7	46.7
Effect of dilutive stock awards and options	0.5	0.6	0.5	0.7
Diluted	45.1	47.3	45.2	47.4

Antidilutive stock awards and options excluded from denominator	—	0.4	—	0.4

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.2 million in the three months and 0.2 million in the six months ended June 30, 2024, and 0.3 million in the three months and 0.3 million in the six months ended June 30, 2023.

Note 13 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2024	2023
Cash paid for:
Interest	$124.7	110.0
Income taxes, net	68.5	54.7

Non-cash Investing and Financing Activities
We acquired $25.6 million in armored vehicles and other equipment under financing lease arrangements in the first six months of 2024 compared to $46.8 million in armored vehicles and other equipment acquired under financing lease arrangements in the first six months of 2023.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $41.4 million ($40.9 million at December 31, 2023) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At June 30, 2024, we held $428.8 million of restricted cash ($214.9 million represented restricted cash held for customers and $171.4 million represented accrued liabilities). At December 31, 2023, we held $507.0 million of restricted cash ($298.7 million represented restricted cash held for customers and $167.8 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $7.2 million in the first six months of 2024 compared to $1.4 million in the first six months of 2023 and are included in Other long-term debt borrowings within financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
(In millions)	2024	2023
Cash and cash equivalents	$1,189.2	1,176.6
Restricted cash	428.8	507.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,618.0	1,683.6

Note 14 - Contingent matters

In August 2020, the Company received a subpoena issued in connection with an investigation being conducted by the U.S. Department of Justice (the “DOJ”), primarily related to cross-border shipments of cash and things of value and anti-money laundering (“AML”) compliance. Subsequently, in March 2024, as is commonly the case with this type of matter, the Company received a Notice of Investigation from the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) related to Bank Secrecy Act/AML compliance that involves substantially the same conduct that is subject to the DOJ’s investigation. We are cooperating and engaging with the DOJ and FinCEN. We are in discussions with the DOJ regarding a potential resolution and, based upon the information available to date, we recorded a charge in the second quarter of 2024 related to the DOJ investigation for an amount that is not material to the Company. However, due to the preliminary status of our engagement with FinCEN, no accrual has been made with respect to the FinCEN investigation. The Company cannot predict the outcome of either investigation or the timing of the ultimate resolution of these matters. The Company also cannot reasonably estimate the possible range of loss in excess of the amount accrued related to the DOJ investigation, if any.

We cannot provide assurances that any efforts to reach a settlement with the DOJ or FinCEN will be successful or, if they are, what the timing or terms of any such settlement would be. We expect any settlement would include one or more settlement payments to the government, which could be material to the Company, and it may also include non-monetary obligations, which may require the Company to incur future costs, which could be material to the Company.

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company filed its response to the complaint in November 2022, which signaled the beginning of the evidentiary phase. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. After the third quarter of 2021, all adjustments to the contingent liability have resulted primarily from changes in currency rates.

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

Cash and Valuables Management ("CVM")
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

We manage our business in the following four segments:
•North America – operations in the U.S. and Canada, including the BGS line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business,
•Europe – total operations in European countries that primarily provide services outside of the BGS line of business, and
•Rest of World – operations in the Middle East, Africa and Asia. This segment also includes total operations in European countries that primarily provide BGS services and BGS activity in Latin American countries where we do not have an ownership interest.

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a U.S. generally accepted accounting principles (“GAAP”) and non-GAAP basis. The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations. The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance. The non-GAAP adjustments used to reconcile our GAAP results are described on pages 41–43 and are reconciled to comparable GAAP measures on pages 48–50.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 39.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for per share amounts)	2024	2023	Change	2024	2023	Change
GAAP
Revenues	$1,253.1	1,216.2	3	$2,489.2	2,401.6	4
Cost of revenues	937.8	943.8	(1)	1,865.0	1,864.1	—
Selling, general and administrative expenses	194.3	170.6	14	394.9	347.6	14
Operating profit	116.0	105.6	10	236.9	185.4	28
Income from continuing operations(a)	46.3	32.2	44	95.6	46.5	fav
Diluted EPS from continuing operations(a)	1.03	0.68	51	2.12	0.98	fav

Non-GAAP(b)
Non-GAAP revenues	$1,253.1	1,216.2	3	$2,489.2	2,401.6	4
Non-GAAP operating profit	155.6	131.8	18	300.6	259.2	16
Non-GAAP income from continuing operations(a)	75.4	60.2	25	145.1	120.4	21
Non-GAAP adjusted EBITDA	225.9	194.3	16	444.1	384.8	15
Non-GAAP diluted EPS from continuing operations(a)	1.67	1.27	31	3.21	2.54	26
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 48–50 and 51.

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2024 versus Second Quarter 2023
Consolidated Revenues  Revenues increased $36.9 million due to organic increases in Latin America ($126.7 million), Europe ($25.6 million), North America ($10.4 million), and Rest of World ($4.0 million) and the favorable impact of acquisitions ($6.7 million), partially offset by the unfavorable impact of currency exchange rates ($136.5 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 14% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues decreased 1% to $937.8 million primarily due to the impact of currency exchange rates and the prior year impact of a large loss event in our BGS line of business, partially offset by the impact of higher revenue. Selling, general and administrative costs increased 14% to $194.3 million primarily due to organic increases in labor costs and costs related to transformation initiatives, partially offset by lower acquisition and restructuring related costs and the impact of currency exchange rates.

Consolidated Operating Profit  Operating profit increased $10.4 million due mainly to:
•organic increases in Latin America ($38.2 million), North America ($13.7 million), and Europe ($3.1 million), and
•lower corporate expenses on an organic basis ($13.4 million), partially offset by:
•unfavorable changes in currency exchange rates ($43.8 million), driven by the Argentine peso,
•transformation initiative costs ($7.2 million), and
•an organic decrease in Rest of World ($1.6 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $14.1 million to $46.3 million due to the increase in operating profit mentioned above and higher interest and other nonoperating income ($8.4 million), partially offset by higher interest expense ($5.4 million) and higher noncontrolling interest ($0.6 million). Earnings per share from continuing operations was $1.03, up from $0.68 in the second quarter of 2023.

Analysis of Consolidated Results: First Half 2024 versus First Half 2023
Consolidated Revenues  Revenues increased $87.6 million due to organic increases in Latin America ($243.8 million), Europe ($42.7 million), North America ($13.9 million), and Rest of World ($11.9 million) and the favorable impact of acquisitions ($8.6 million), partially offset by the unfavorable impact of currency exchange rates ($233.3 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 13% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased to $1,865.0 million primarily due to higher revenue, mostly offset by the impact of currency exchange rates, the prior year impact of a large loss event in our BGS line of business in the second quarter, and lower costs related to restructuring actions. Selling, general and administrative costs increased 14% to $394.9 million primarily due to organic increases in labor costs and higher transformation initiative costs, partially offset by the impact of currency exchange rates and lower restructuring related costs.

Consolidated Operating Profit  Operating profit increased $51.5 million due mainly to:
•organic increases in Latin America ($65.7 million), North America ($23.5 million), Europe ($6.5 million), and Rest of World ($3.1 million),
•lower corporate expenses on an organic basis ($15.8 million),
•lower costs incurred related to reorganization and restructuring ($12.7 million), and
•lower costs incurred related to business acquisitions and dispositions ($6.8 million), including the impact of acquisition-related charges and intangible asset amortization, included in "Other items not allocated to segments", partially offset by:
•unfavorable changes in currency exchange rates ($64.1 million), driven by the Argentine peso and
•transformation initiative costs ($12.0 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $49.1 million to $95.6 million due to the increase in operating profit mentioned above and higher interest and other nonoperating income ($17.0 million), partially offset by higher interest expense ($14.6 million), higher income tax expense ($4.6 million), and higher noncontrolling interest ($0.2 million). Earnings per share from continuing operations was $2.12, up from $0.98 in the first six months of 2023.

Non-GAAP Basis
Analysis of Consolidated Results: Second Quarter 2024 versus Second Quarter 2023
Non-GAAP Consolidated Revenues  There is no difference between GAAP and Non-GAAP revenue amounts for the periods presented. See above for details.

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $23.8 million due mainly to:
•organic increases in Latin America ($38.2 million), North America ($13.7 million), and Europe ($3.1 million), and
•lower corporate expenses on an organic basis ($13.4 million), partially offset by:
•unfavorable changes in currency exchange rates ($43.7 million), driven primarily by the Argentine peso, and
•an organic decrease in Rest of World ($1.6 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $15.2 million to $75.4 million due to the operating profit increase mentioned above and higher interest and other nonoperating income ($7.7 million), partially offset by higher income tax expense ($10.0 million), higher interest expense ($5.7 million), and higher noncontrolling interest ($0.6 million). Earnings per share from continuing operations was $1.67, up from $1.27 in the second quarter of 2023.

Non-GAAP Adjusted EBITDA Non-GAAP Adjusted EBITDA increased 16% to $225.9 million primarily due to the increase in Non-GAAP operating profit ($23.8 million), excluding the impact of higher Non-GAAP depreciation and amortization ($2.3 million).

Analysis of Consolidated Results: First Half 2024 versus First Half 2023
Non-GAAP Consolidated Revenues  There is no difference between GAAP and Non-GAAP revenue amounts for the periods presented. See page 36 for details.

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $41.4 million due mainly to:
•organic increases in Latin America ($65.7 million), North America ($23.5 million), Europe ($6.5 million), and Rest of World ($3.1 million), and
•lower corporate expenses on an organic basis ($15.8 million), partially offset by:
•unfavorable changes in currency exchange rates ($73.8 million), driven primarily by the Argentine peso.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $24.7 million to $145.1 million due to the operating profit increase mentioned above and higher interest and other nonoperating income ($16.0 million), partially offset by higher income tax expense ($17.4 million), higher interest expense ($15.1 million) and higher noncontrolling interest ($0.2 million). Earnings per share from continuing operations was $3.21, up from $2.54 in the first six months of 2023.

Non-GAAP Adjusted EBITDA Non-GAAP Adjusted EBITDA increased 15% to $444.1 million primarily due to the increase in Non-GAAP operating profit ($41.4 million), excluding the impact of higher Non-GAAP depreciation and amortization ($6.5 million).

Revenues and Operating Profit by Segment: Second Quarter 2024 versus Second Quarter 2023

		Organic	Acquisitions /			% Change
(In millions)	2Q'23	Change	Dispositions(a)	Currency(b)	2Q'24	Total	Organic
Revenues:
North America	$397.4	10.4	4.8	(0.6)	412.0	4	3
Latin America	333.9	126.7	—	(128.9)	331.7	(1)	38
Europe	285.9	25.6	1.9	(3.7)	309.7	8	9
Rest of World	199.0	4.0	—	(3.3)	199.7	—	2
Segment revenues(c)	1,216.2	166.7	6.7	(136.5)	1,253.1	3	14

Revenues - GAAP	$1,216.2	166.7	6.7	(136.5)	1,253.1	3	14

Operating profit:
North America	$37.5	13.7	0.5	—	51.7	38	37
Latin America	65.9	38.2	—	(40.9)	63.2	(4)	58
Europe	29.3	3.1	0.2	(0.4)	32.2	10	11
Rest of World	41.3	(1.6)	—	(0.7)	39.0	(6)	(4)
Segment operating profit	174.0	53.4	0.7	(42.0)	186.1	7	31
Corporate(d)	(42.2)	13.4	—	(1.7)	(30.5)	(28)	(32)
Operating profit - non-GAAP	131.8	66.8	0.7	(43.7)	155.6	18	51

Other items not allocated to segments(e)	(26.2)	(11.7)	(1.6)	(0.1)	(39.6)	51	45
Operating profit - GAAP	$105.6	55.1	(0.9)	(43.8)	116.0	10	52
Amounts may not add due to rounding.

(a)Amounts include the impact of prior year comparable period results for acquired and disposed businesses. GAAP results also include the impact of acquisition-related intangible amortization, restructuring and other charges, and disposition-related gains/losses.
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
(e)See pages 41-43 for more information

Analysis of Segment Results: Second Quarter 2024 versus Second Quarter 2023

North America
Revenues increased 4% ($14.6 million) due to a 3% organic increase ($10.4 million) and the impact of acquisitions ($4.8 million), partially offset by the unfavorable impact of currency exchange rates $0.6 million. Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue in the U.S., partially offset by lower BGS revenue. Operating profit increased 38% ($14.2 million) due to a 37% organic increase ($13.7 million) and the impact of acquisitions $0.5 million. The organic increase was primarily driven by cost productivity improvements in labor and other areas, including realizing benefits from transformation initiatives in the U.S., as well as increased revenue.

Latin America
Revenues decreased 1% ($2.2 million) due to the unfavorable impact of currency exchange rates ($128.9 million) primarily from the Argentine peso, largely offset by a 38% organic increase ($126.7 million). The organic increase was primarily driven by inflation-based price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit was down 4% ($2.7 million) primarily due to the unfavorable impact of currency exchange rates ($40.9 million), mostly offset by a 58% organic increase ($38.2 million). The organic increase was driven by inflation-based price increases which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 8% ($23.8 million) due to a 9% organic increase ($25.6 million) and the impact of acquisitions ($1.9 million), partially offset by the unfavorable impact of currency exchange rates ($3.7 million). Organic revenue increased primarily due to price increases and the growth of AMS and DRS revenue. Operating profit increased $2.9 million primarily due to a 11% organic increase ($3.1 million) driven by higher revenue outpacing the impact of labor and other cost increases across the segment, cost productivity, and the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased $0.7 million due to a 2% organic increase ($4.0 million), partially offset by the unfavorable impact of currency exchange rates ($3.3 million). Organic growth in the segment was primarily due to growth in DRS and AMS revenue offset by volume reductions in CVM revenue, including the BGS line of business. Operating profit decreased 6% ($2.3 million) primarily due to a 4% organic decrease ($1.6 million).

Revenues and Operating Profit by Segment: First Half 2024 versus First Half 2023

		Organic	Acquisitions /			% Change
(In millions)	YTD '23	Change	Dispositions(a)	Currency(b)	YTD '24	Total	Organic
Revenues:
North America	$799.3	13.9	4.8	(0.5)	817.5	2	2
Latin America	649.4	243.8	—	(226.8)	666.4	3	38
Europe	554.6	42.7	3.8	—	601.1	8	8
Rest of World	398.3	11.9	—	(6.0)	404.2	1	3
Segment revenues(c)	2,401.6	312.3	8.6	(233.3)	2,489.2	4	13

Revenues - GAAP	$2,401.6	312.3	8.6	(233.3)	2,489.2	4	13

Operating profit:
North America	$76.1	23.5	0.5	—	100.1	32	31
Latin America	132.5	65.7	—	(72.0)	126.2	(5)	50
Europe	51.3	6.5	0.4	(0.1)	58.1	13	13
Rest of World	78.6	3.1	(0.3)	(1.3)	80.1	2	4
Segment operating profit	338.5	98.8	0.6	(73.4)	364.5	8	29
Corporate(d)	(79.3)	15.8	—	(0.4)	(63.9)	(19)	(20)
Operating profit - non-GAAP	259.2	114.6	0.6	(73.8)	300.6	16	44

Other items not allocated to segments(e)	(73.8)	(6.4)	6.8	9.7	(63.7)	(14)	9
Operating profit - GAAP	$185.4	108.2	7.4	(64.1)	236.9	28	58
Amounts may not add due to rounding.

See page 39 for footnote explanations.

Analysis of Segment Results: First Half 2024 versus First Half 2023

North America
Revenues increased 2% ($18.2 million) primarily due to a 2% organic increase ($13.9 million) and the impact of acquisitions ($4.8 million). Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue in the U.S., partially offset by volume reductions due to the rationalization of our customer portfolio to optimize profitability and lower BGS revenue. Operating profit increased $24.0 million due to a 31% organic increase ($23.5 million) and the impact of acquisitions ($0.5 million). The organic increase was primarily driven by cost productivity improvements in labor and other areas, including realizing benefits from transformation initiatives in the U.S., as well as lower security losses and increased revenue.

Latin America
Revenues increased 3% ($17.0 million) due to a 38% organic increase ($243.8 million), mostly offset by the unfavorable impact of currency exchange rates ($226.8 million), primarily from the Argentine peso partially offset by favorable impact from the Mexican peso. The organic increase was driven by inflation-based price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit was down 5% ($6.3 million) due to the unfavorable impact of currency exchange rates ($72.0 million), mostly offset by a 50% organic increase ($65.7 million). The organic increase was driven by higher revenue which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 8% ($46.5 million) due to a 8% organic increase ($42.7 million) and the favorable impact of acquisitions ($3.8 million). The organic increase was primarily due to price increases and the growth of AMS and DRS revenue. Operating profit increased 13% ($6.8 million), primarily due to a 13% organic increase ($6.5 million). The organic increase was primarily driven by higher revenue outpacing the impact of labor and other cost increases across the segment, cost productivity, and the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 1% ($5.9 million) due to a 3% organic increase ($11.9 million), partially offset by the unfavorable impact of currency exchange rates ($6.0 million). Organic growth in the segment was primarily due to growth in BGS revenue and supplemented by continued growth in AMS and DRS revenue. Operating profit increased 2% ($1.5 million) due to a 4% organic increase ($3.1 million), partially offset by the unfavorable impact of currency exchange rates ($1.3 million). The organic increase was primarily due the increase in higher-margin revenue.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2024	2023	change	2024	2023	change
General, administrative and other expenses	$(33.2)	(47.3)	(30)	$(74.4)	(89.9)	(17)
Foreign currency transaction gains	3.1	4.8	(35)	9.4	9.9	(5)
Reconciliation of segment policies to GAAP	(0.4)	0.3	unfav	1.1	0.7	57
Corporate expenses	$(30.5)	(42.2)	(28)	$(63.9)	(79.3)	(19)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses for the first six months of 2024 decreased $15.4 million versus the prior year period. This was primarily driven by lower charges related to insurance and security losses ($22.8 million), partially offset by higher net compensation costs ($2.4 million) and higher technology costs ($2.2 million).

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2024	2023	change	2024	2023	change
Operating profit:
Reorganization and restructuring	(0.1)	—	unfav	$(1.5)	(14.2)	(89)
Acquisitions and dispositions	(14.8)	(15.0)	(1)	(30.7)	(37.0)	(17)
Argentina highly inflationary impact	(11.4)	(11.0)	4	(13.0)	(22.2)	(41)
Transformation initiatives	(7.2)	—	unfav	(12.0)	—	unfav
Department of Justice investigation	(6.0)	—	unfav	(6.0)	—	unfav
Chile antitrust matter	(0.1)	(0.2)	(50)	(0.5)	(0.4)	25
Operating profit	$(39.6)	(26.2)	51	$(63.7)	(73.8)	(14)

Reorganization and Restructuring
2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously announced restructuring program across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. In total, we have recognized $34.0 million in charges under this program, including $0.8 million in the first six months of 2024. We expect total expenses from the program to be between $36 million and $38 million. When completed, the current restructuring actions are expected to reduce our workforce by 3,200 to 3,400 positions and result in annualized cost savings of approximately $60 million.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $4.1 million in the first six months of 2023, primarily severance costs. We recognized $0.7 million in net costs in the first six months of 2024. The majority of the costs in both the 2024 and 2023 periods result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2024	2023	change	2024	2023	change
Reportable Segments:
North America	$—	(0.4)	(100)	$(0.8)	(4.0)	(80)
Latin America	(0.1)	(0.4)	(75)	(0.3)	(4.0)	(93)
Europe	(0.2)	0.2	unfav	(0.5)	(4.2)	(88)
Rest of World	—	0.6	(100)	—	(0.7)	(100)
Total reportable segments	(0.3)	—	unfav	(1.6)	(12.9)	(88)
Corporate items	0.2	—	fav	0.1	(1.3)	fav
Total	$(0.1)	—	unfav	$(1.5)	(14.2)	(89)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2024 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $29.1 million in the first six months of 2024.
•Net charges of $1.2 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We recognized $0.5 million in charges in Argentina in the first six months of 2024 for an inflation-adjusted labor increase to expected payments to union workers of the Maco businesses. See Note 6 for details.
•We incurred $0.4 million in integration costs in the first six months of 2024.
•Transaction costs related to business acquisitions were $0.3 million in the first six months of 2024.
•A net credit of $1.3 million related to the reversal of retention liability for key PAI employees was recorded in the first six months of 2024.

2023 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $28.6 million in the first six months of 2023.
•A net gain of $4.8 million was recognized upon derecognition of a contingent consideration liability related to the NoteMachine business acquisition.
•We recognized $3.3 million in charges in Argentina in the first six months of 2024 for an inflation-adjusted labor increase to expected payments to union workers of the Maco businesses.
•Net charges of $2.6 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first six months of 2024, we recognized $13.0 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $6.4 million. In the first six months of 2023, we recognized $22.2 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $18.2 million. These amounts are excluded from segment and non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model in the U.S., with expectations to then leverage the transformation changes and learnings globally. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we incurred $5.5 million of expense in 2023 and an additional $12.0 million in the first six months of 2024. The transformation costs primarily include third party professional services and project management charges and are excluded from segment and non-GAAP results.

Department of Justice investigation During the second quarter of 2024, we accrued $6.0 million in connection with a U.S. Department of Justice investigation. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 14 for details.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine. In the first six months of 2024, we recognized an additional $0.5 million adjustment and, in the first six months of 2023, an additional $0.4 million adjustment to our estimated loss. The adjustments resulted primarily from changes in currency rates. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 14 for details.

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

At June 30, 2024, Argentina's economy remains highly inflationary for accounting purposes. At June 30, 2024, we had net monetary assets denominated in Argentine pesos of $101.5 million (including cash of $84.5 million) and net nonmonetary assets of $139.9 million (including $99.8 million of goodwill, $2.9 million in equity securities denominated in Argentine pesos and $7.3 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or conversion losses in the six months ended June 30, 2024 or June 30, 2023.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At June 30, 2024, the notional value of our short term outstanding foreign currency forward and swap contracts was $966 million, with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At June 30, 2024, the fair value of our short term foreign currency contracts was a net liability of approximately $6.3 million, of which $7.1 million was included in prepaid expenses and other and $13.4 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these foreign currency contracts was a net liability of approximately $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Derivative instrument gains (losses) included in other operating income (expense)	$(12.1)	10.4	$1.3	18.6

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

In the first half of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Derivative instrument losses included in other operating income (expense)	$—	(3.8)	$—	(7.2)

Offsetting transaction gains	—	3.8	—	7.2

Derivative instrument losses included in interest expense	—	(0.2)	—	(0.5)

Net derivative instrument losses	—	(4.0)	—	(7.7)

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

At June 30, 2024, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 1.6 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 5.7 years for the cross currency swaps maturing in April 2031. At June 30, 2024, the fair value of these currency swaps was a net liability of $23.4 million, of which $5.6 million was included in prepaid expenses and other and $29.0 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these currency swaps was a net liability of $34.6 million of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the condensed consolidated balance sheet. At June 30, 2024, the fair value of the zero cost collar was an asset of $1.9 million, which was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million, which was included in other assets on the condensed consolidated balance sheet.

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

At June 30, 2024, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.4 years. At June 30, 2024, the fair value of this foreign exchange forward swap was an asset of $0.2 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2023, the fair value of this foreign exchange forward swap was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Net derivative instrument gains included in interest expense	$(1.2)	(1.5)	$(2.3)	(2.9)

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2024	2023	change	2024	2023	change
Foreign currency items:
Transaction gains (losses)	$7.2	(14.0)	fav	$1.7	(26.9)	fav
Derivative instrument gains (losses)	(12.1)	10.4	unfav	1.3	18.6	(93)
Gains (losses) on sale of property and other assets	0.5	0.1	fav	1.3	(1.8)	fav
Impairment losses	(1.4)	(0.5)	unfav	(1.9)	(4.2)	(55)
Indemnification asset adjustments	(1.2)	(2.1)	(43)	(1.2)	(2.6)	(54)
Share in earnings of equity affiliates	0.6	0.6	—	1.4	1.2	17
Royalty income	2.0	1.7	18	4.1	3.6	14
Contingent consideration liability adjustment	—	4.8	(100)	—	4.8	(100)
Other gains (losses)	(0.6)	2.8	unfav	0.9	2.8	(68)
Other operating income (expense)	$(5.0)	3.8	unfav	$7.6	(4.5)	fav

Nonoperating Income and Expense
Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2024	2023	change	2024	2023	change
Interest expense	$56.5	51.1	11	$112.3	97.7	15

Interest expense was higher in the first six months of 2024 due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were primarily used to fund growth in our DRS business and other general corporate initiatives.

Interest and other nonoperating income (expense)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2024	2023	change	2024	2023	change
Interest income	$11.8	7.5	57	$27.4	14.0	96
Gain (loss) on equity and debt securities	—	(0.9)	(100)	0.5	(1.0)	fav
Foreign currency transaction gains (losses)	—	(0.7)	(100)	0.1	(1.1)	fav
Retirement benefit cost other than service cost	(0.3)	0.8	unfav	(1.4)	0.8	unfav
Argentina turnover tax	(0.9)	(1.4)	(36)	(2.0)	(1.9)	5
Non-income taxes on intercompany billings(a)	(0.2)	(0.2)	—	(0.6)	(0.9)	(33)
Other	2.1	(1.0)	fav	1.8	(1.1)	fav
Interest and other nonoperating income (expense)	$12.5	4.1	fav	$25.8	8.8	fav

(a)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for effective tax rate)	2024	2023	2024	2023
Continuing operations
Provision for income taxes	$22.1	23.4	$48.3	43.7
Effective tax rate	30.7%	39.9%	32.1%	45.3%

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

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2024	2023	change	2024	2023	change
Net income attributable to noncontrolling interests	$3.6	3.0	20	$6.5	6.3	3

The increase in the net income attributable to noncontrolling interests in the three months ended June 30, 2024, in comparison to the three months ended June 30, 2023, is primarily attributable to higher 2024 operating results reported by certain subsidiaries that are not wholly-owned. The net income attributable to noncontrolling interests in the six months ended June 30, 2024, is consistent with the net income attributable to noncontrolling interests in the six months ended June 30, 2023.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 41–42, and are reconciled to comparable GAAP measures below.

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

	YTD '24			YTD '23
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$150.4	48.3	32.1%	$96.5	43.7	45.3%
Retirement plans(d)	(3.4)	(0.7)		(4.1)	(0.7)
Reorganization and restructuring(b)	1.5	0.3		14.2	2.6
Acquisitions and dispositions(b)	30.5	2.3		38.6	4.4
Argentina highly inflationary impact(b)	13.2	0.1		22.8	(0.7)
Transformation initiatives(b)	12.0	0.3		—	—
Valuation allowance on tax credits(e)	—	—		—	(6.7)
Department of Justice investigation(b)	6.0	—		—	—
Chile antitrust matter(b)	0.5	0.1		0.4	0.1
Income tax rate adjustment(c)	—	8.5		—	(0.9)
Non-GAAP	$210.7	59.2	28.1%	$168.4	41.8	24.8%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 41–42 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 28.1% for 2024 and was 24.8% for 2023.
(d)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges and curtailment gains related to these non-U.S. plans and costs related to our frozen non-U.S. retirement plans are also excluded from non-GAAP results.
(e)In the first six months of 2023, we recorded a portion of our valuation allowance on certain U.S. deferred tax assets primarily related to foreign tax credit carryforward attributes. The valuation allowance increase was due to new foreign tax credit Notices published by the U.S. Internal Revenue Service in 2023, which provided taxpayers relief from the 2022 foreign tax credit regulations until additional guidance is issued and effective date of such guidance is provided.
(f)Due to reorganization and restructuring activities, there was a $0.9 million non-GAAP adjustment to share-based compensation in the six months ended 2023. There is no difference between GAAP and non-GAAP share-based compensation amounts for the other periods presented.
(g)Due to the impact of Argentina highly inflationary accounting, there was a $0.3 million non-GAAP adjustment for a loss in the second quarter of 2023, and a $0.6 million non-GAAP adjustment for a loss in the six months ended 2023. There is no difference between GAAP and non-GAAP share-based compensation amounts for the other periods presented..
(h)Adjusted EBITDA is defined as non-GAAP income from continuing operations excluding the impact of non-GAAP interest expense, non-GAAP income tax provision, non-GAAP depreciation and amortization, non-GAAP share-based compensation and non-GAAP marketable securities (gain) loss.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2024	2023	2024	2023
Revenues:
GAAP	$1,253.1	1,216.2	$2,489.2	2,401.6
Non-GAAP	$1,253.1	1,216.2	$2,489.2	2,401.6

Operating profit:
GAAP	$116.0	105.6	$236.9	185.4
Reorganization and restructuring(b)	0.1	—	1.5	14.2
Acquisitions and dispositions(b)	14.8	15.0	30.7	37.0
Argentina highly inflationary impact(b)	11.4	11.0	13.0	22.2
Transformation initiatives(b)	7.2	—	12.0	—
Department of Justice investigation(b)	6.0	—	6.0	—
Chile antitrust matter(b)	0.1	0.2	0.5	0.4
Non-GAAP	$155.6	131.8	$300.6	259.2

Operating margin:
GAAP margin	9.3%	8.7%	9.5%	7.7%
Non-GAAP margin	12.4%	10.8%	12.1%	10.8%

Interest expense:
GAAP	$(56.5)	(51.1)	$(112.3)	(97.7)
Acquisitions and dispositions(b)	—	0.3	—	0.5
Non-GAAP	$(56.5)	(50.8)	$(112.3)	(97.2)

Interest and other nonoperating income (expense):
GAAP	$12.5	4.1	$25.8	8.8
Retirement plans(d)	(1.9)	(1.9)	(3.4)	(4.1)
Acquisitions and dispositions(b)	—	0.6	(0.2)	1.1
Argentina highly inflationary impact(b)	0.2	0.3	0.2	0.6
Non-GAAP	$10.8	3.1	$22.4	6.4

Provision (benefit) for income taxes:
GAAP	$22.1	23.4	$48.3	43.7
Retirement plans(d)	(0.4)	(0.1)	(0.7)	(0.7)
Reorganization and restructuring(b)	(0.1)	(0.1)	0.3	2.6
Acquisitions and dispositions(b)	1.0	2.0	2.3	4.4
Argentina highly inflationary impact(b)	0.2	(0.2)	0.1	(0.7)
Transformation initiatives(b)	0.2	—	0.3	—
Valuation allowance on tax credits(e)	—	(4.1)	—	(6.7)
Chile antitrust matter(b)	0.1	0.1	0.1	0.1
Income tax rate adjustment(c)	7.8	(0.1)	8.5	(0.9)
Non-GAAP	$30.9	20.9	$59.2	$41.8

Net income (loss) attributable to noncontrolling interests:
GAAP	$3.6	3.0	$6.5	6.3
Acquisitions and dispositions(b)	0.3	0.3	0.5	0.5
Income tax rate adjustment(c)	(0.3)	(0.3)	(0.6)	(0.6)
Non-GAAP	$3.6	3.0	$6.4	6.2

Amounts may not add due to rounding.

See page 48 for footnote explanations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2024	2023	2024	2023
Income (loss) from continuing operations attributable to Brink's:
GAAP	$46.3	32.2	$95.6	46.5
Retirement plans(d)	(1.5)	(1.8)	(2.7)	(3.4)
Reorganization and restructuring(b)	0.2	0.1	1.2	11.6
Acquisitions and dispositions(b)	13.5	13.6	27.7	33.7
Argentina highly inflationary impact(b)	11.4	11.5	13.1	23.5
Transformation initiatives(b)	7.0	—	11.7	—
Valuation allowance on tax credits(e)	—	4.1	—	6.7
Department of Justice investigation(b)	6.0	—	6.0	—
Chile antitrust matter(b)	—	0.1	0.4	0.3
Income tax rate adjustment(c)	(7.5)	0.4	(7.9)	1.5
Non-GAAP	$75.4	60.2	$145.1	120.4

Adjusted EBITDA(h):
Net income (loss) attributable to Brink's - GAAP	$46.2	32.1	$95.5	47.1
Interest expense - GAAP	56.5	51.1	112.3	97.7
Income tax provision - GAAP	22.1	23.4	48.3	43.7
Depreciation and amortization - GAAP	73.1	69.6	145.5	137.2
EBITDA	$197.9	176.2	$401.6	325.7
Discontinued operations - GAAP	0.1	0.1	0.1	(0.6)
Retirement plans(c)	(1.9)	(1.9)	(3.4)	(4.1)
Reorganization and restructuring(a)	0.1	(0.1)	1.5	13.0
Acquisitions and dispositions(a)	(0.1)	0.7	0.9	9.0
Argentina highly inflationary impact(a)	9.0	10.0	8.3	20.4
Transformation initiatives(a)	7.2	—	12.0	—
Department of Justice investigation(b)	6.0	—	6.0	—
Chile antitrust matter(a)	0.1	0.2	0.5	0.4
Income tax rate adjustment(b)	0.3	0.3	0.6	0.6
Share-based compensation(f)	7.3	8.3	16.6	20.1
Marketable securities (gain) loss(g)	(0.1)	0.5	(0.6)	0.3
Adjusted EBITDA	$225.9	194.3	$444.1	384.8

Diluted EPS:
GAAP	$1.03	0.68	$2.12	0.98
Retirement plans(d)	(0.04)	(0.03)	(0.06)	(0.07)
Reorganization and restructuring(b)	0.01	0.01	0.02	0.24
Acquisitions and dispositions(b)	0.30	0.27	0.62	0.71
Argentina highly inflationary impact(b)	0.25	0.24	0.29	0.50
Transformation initiatives(b)	0.16	—	0.26	—
Valuation allowance on tax credits(e)	—	0.09	—	0.14
Department of Justice investigation(b)	0.13	—	0.13	—
Chile antitrust matter(b)	—	—	0.01	0.01
Income tax rate adjustment(c)	(0.17)	0.01	(0.17)	0.03
Non-GAAP	$1.67	1.27	$3.21	2.54

Depreciation and Amortization:
GAAP	$73.1	69.6	$145.5	137.2
Reorganization and restructuring costs(a)	—	(0.1)	—	(1.2)
Acquisitions and dispositions(a)	(14.6)	(14.6)	(29.1)	(28.6)
Argentina highly inflationary impact(a)	(2.6)	(1.3)	(4.9)	(2.4)
Non-GAAP	$55.9	53.6	$111.5	105.0

Amounts may not add due to rounding.
See page 48 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased $107.5 million in the first six months of 2024 as compared to the first six months of 2023. Cash used for investing activities decreased by $28.2 million in the first six months of 2024 compared to the first six months of 2023. We financed our liquidity needs in the first six months of 2024 with existing cash from operations and cash flows from long term debt.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2024	2023	change
Cash flows provided from (used in) operating activities
Operating activities - GAAP	$(2.2)	105.3	(107.5)
(Increase) decrease in restricted cash held for customers (see Note 13)	67.2	16.2	51.0
(Increase) decrease in customer obligations(a)	(4.6)	32.4	(37.0)
Capital expenditures - GAAP	(108.9)	(89.4)	(19.5)
Proceeds from sale of property, equipment and investments	4.5	1.0	3.5
Proceeds from lessor debt financing (see Note 13)	7.2	1.4	5.8
Free cash flow before dividends - non-GAAP	$(36.8)	66.9	(103.7)

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

Non-GAAP free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding the change in restricted cash held for customers, the impact of cash received and processed in certain of our secure cash management services operations, and capital expenditures, and to include proceeds from the sale of property, equipment and investments and proceeds from lessor debt financing. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

GAAP
Cash flows from operating activities decreased $107.5 million in the first six months of 2024 compared to the same period in 2023. The decrease was attributed to restricted cash held for customers (restricted cash held for customers decreased by $67.2 million in 2024 compared to a decrease of $16.2 million in 2023), working capital changes, higher amounts paid for interest (we had $124.7 million in cash payments for interest in 2024 as compared to $110.0 million in 2023), and higher amounts paid for income taxes (we had $68.5 million in cash payments for taxes in 2024 as compared to $54.7 million in 2023), partially offset by changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $4.6 million in 2024 compared to an decrease of $32.4 million in 2023) and higher operating profit.

Free cash flow before dividends - non-GAAP
Free cash flow before dividends decreased $103.7 million in the first six months of 2024 as compared to the same period in 2023. The decrease was attributed to higher amounts paid for capital expenditures (we had $108.9 million in capital expenditures in 2024 compared to $89.4 million in 2023), working capital changes, and higher amounts paid for interest and incomes taxes partially offset by higher operating profit and higher proceeds received from sale of property, equipment and investments (we received $4.5 million in proceeds in 2024 as compared to $1.0 million in 2023), and higher proceeds received from lessor debt financing (we received $7.2 million in proceeds in 2024 as compared to $1.4 million in 2023).

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2024	2023	change
Cash flows from investing activities
Capital expenditures	$(108.9)	(89.4)	(19.5)
Acquisitions, net of cash acquired	(14.4)	—	(14.4)
Dispositions, net of cash disposed	—	1.1	(1.1)
Marketable securities:
Purchases	(1.4)	(44.5)	43.1
Sales	1.2	0.9	0.3
Proceeds from sale of property, equipment and investments	4.5	1.0	3.5
Net change in loans held for investment	3.5	(14.2)	17.7
Other	(0.9)	(0.4)	(0.5)
Discontinued operations	—	0.9	(0.9)
Investing activities	$(116.4)	(144.6)	28.2

Cash used by investing activities decreased by $28.2 million in the first six months of 2024 versus the first six months of 2023. The decrease was primarily due to decreases in cash paid for marketable security purchases (we had $1.4 million in cash paid for purchases in 2024 as compared to $44.5 million in cash paid in 2023) and net change in loans held for investment (we had $3.5 million in cash received in 2024 compared to $14.2 million in cash paid in 2023), as discussed in Note 13. These movements were partially offset by increases in cash paid for capital expenditures and increases in cash paid for acquisitions.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year
(In millions)	2024	2023	change	2023
Property and equipment acquired during the period
Capital expenditures:
North America	$28.7	20.7	8.0	43.8
Latin America	17.1	21.8	(4.7)	48.8
Europe	39.6	27.4	12.2	72.1
Rest of World	20.0	15.3	4.7	30.6
Corporate	3.5	4.2	(0.7)	7.4
Capital expenditures - GAAP and non-GAAP	$108.9	89.4	19.5	202.7

Financing leases:(b)
North America	$14.4	32.8	(18.4)	59.4
Latin America	5.7	1.9	3.8	11.0
Europe	5.0	10.3	(5.3)	21.4
Rest of World	0.5	1.8	(1.3)	0.2
Financing leases - GAAP and non-GAAP	$25.6	46.8	(21.2)	92.0

Total:
North America	$43.1	53.5	(10.4)	103.2
Latin America	22.8	23.7	(0.9)	59.8
Europe	44.6	37.7	6.9	93.5
Rest of World	20.5	17.1	3.4	30.8
Corporate	3.5	4.2	(0.7)	7.4
Total property and equipment acquired	$134.5	136.2	(1.7)	294.7

Depreciation and amortization(a)
North America	$40.4	35.8	4.6	73.9
Latin America	28.1	26.2	1.9	53.6
Europe	28.4	27.8	0.6	54.2
Rest of World	12.7	11.7	1.0	24.4
Corporate	1.9	3.5	(1.6)	5.3
Depreciation and amortization - non-GAAP	$111.5	105.0	6.5	211.4
Argentina highly inflationary impact	4.9	2.4	2.5	5.4
Reorganization and restructuring	—	1.2	(1.2)	1.2
Amortization of intangible assets	29.1	28.6	0.5	57.8
Depreciation and amortization - GAAP	$145.5	137.2	8.3	275.8
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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.3 for the 12 months ending June 30, 2024 compared to 1.3 for the 12 months ending June 30, 2023.

Capital expenditures in the first six months of 2024 were primarily for cash devices, information technology, and armored vehicles.

Financing Activities

	Six Months Ended June 30,		$
(In millions)	2024	2023	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(7.0)	76.2	(83.2)
Long-term revolving credit facilities, net	(534.9)	(42.6)	(492.3)
Other long-term debt, net	754.4	(33.2)	787.6
Borrowings (repayments)	212.5	0.4	212.1

Acquisition of noncontrolling interest	(0.2)	(0.6)	0.4
Debt financing costs	(9.6)	—	(9.6)
Repurchase shares of Brink's common stock	(65.7)	(17.5)	(48.2)
Dividends to:
Shareholders of Brink’s	(20.6)	(19.5)	(1.1)
Noncontrolling interests in subsidiaries	(0.1)	(2.8)	2.7
Acquisition-related financing activities:
Payment of acquisition related obligation	—	(9.7)	9.7
Tax withholdings associated with share-based compensation	(17.2)	(6.9)	(10.3)
Other	—	2.3	(2.3)
Financing activities	$99.1	(54.3)	153.4

Debt borrowings and repayments
Cash from financing activities increased by $153.4 million year over year as we had net cash from financing activities of $99.1 million in the first six months of 2024 compared to net cash used in financing activities of $54.3 million in the first six months of 2023. The change was driven primarily by an increase in net borrowings (as discussed in Note 9) compared to the prior year six month period, partially offset by increased cash used to repurchase shares of common stock (we used $65.7 million to repurchase shares in 2024 as compared to $17.5 million in 2023).

Dividends
We paid dividends to Brink’s shareholders of $0.4625 per share or $20.6 million in the first six months of 2024 compared to $0.4200 per share or $19.5 million in the first six months of 2023. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2024	2023
Debt:
Short-term borrowings	$138.6	151.7
Long-term debt	3,608.5	3,379.6
Total Debt	3,747.1	3,531.3

Less:
Cash and cash equivalents	1,189.2	1,176.6
Amounts held by Cash Management Services operations(a)	(168.1)	(166.2)
Cash and cash equivalents available for general corporate purposes	1,021.1	1,010.4

Net Debt(b)	$2,726.0	2,520.9
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $85 million at June 30, 2024 and $63 million at December 31, 2023 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2024, and December 31, 2023.

Net Debt increased by $205 million primarily to fund general corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of June 30, 2024, $950 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next 12 months.

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

During the first six months ended June 30, 2024, we repurchased a total of 722,040 shares of our common stock for an aggregate of $65.7 million and an average price of $91.02 per share. These shares were retired upon repurchase. At June 30, 2024, $434 million remained available under the 2023 Repurchase Program.

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
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2023	First half 2024	2nd half 2024	2025	2026	2027	2028

Primary U.S. pension plan
Beginning funded status	$(24.0)	(10.9)	(2.9)	(5.1)	3.4	12.0	20.6
Net periodic pension credit(a)	15.1	8.0	8.1	14.5	12.8	10.8	11.6
Payment from Brink’s	—	—	—	—	—	0.1	4.6
Benefit plan experience loss	(2.0)	—	(10.3)	(6.0)	(4.2)	(2.3)	(2.3)
Ending funded status	$(10.9)	(2.9)	(5.1)	3.4	12.0	20.6	34.5

UMWA plans
Beginning funded status	$(94.9)	(77.9)	(85.1)	(86.1)	(86.6)	(87.4)	(88.6)
Net periodic postretirement cost(a)	(0.8)	(0.1)	0.7	(0.5)	(0.8)	(1.2)	(1.4)
Benefit plan experience gain	15.1	—	—	—	—	—	—
Other	2.7	(7.1)	(1.7)	—	—	—	—
Ending funded status	$(77.9)	(85.1)	(86.1)	(86.6)	(87.4)	(88.6)	(90.0)

Black lung plans
Beginning funded status	$(75.8)	(74.4)	(72.1)	(68.8)	(63.5)	(58.6)	(54.2)
Net periodic postretirement cost(a)	(3.9)	(1.8)	(1.9)	(3.3)	(3.0)	(2.8)	(2.6)
Payment from Brink’s	7.7	4.1	5.2	8.6	7.9	7.2	6.7
Benefit plan experience loss	(2.4)	—	—	—	—	—	—
Ending funded status	$(74.4)	(72.1)	(68.8)	(63.5)	(58.6)	(54.2)	(50.1)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2023 or the first six months of 2024. There are approximately 10,500 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2028

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2023	First half 2024	2nd half 2024	FY2024	2025	2026	2027	2028
Primary U.S. pension plan	$(13.6)	(5.3)	(5.6)	(10.9)	(5.0)	0.6	6.2	3.1
UMWA plans	(5.1)	(2.9)	(5.4)	(8.3)	(5.6)	(0.9)	(0.8)	(0.7)
Black lung plans	8.5	4.1	4.1	8.2	7.5	6.9	6.4	5.9
Total	$(10.2)	(4.1)	(6.9)	(11.0)	(3.1)	6.6	11.8	8.3

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2028

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2023	First half 2024	2nd half 2024	FY2024	2025	2026	2027	2028
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	0.1	4.6
Black lung plans	7.7	4.1	5.2	9.3	8.6	7.9	7.2	6.7
Total	$7.7	4.1	5.2	9.3	8.6	7.9	7.3	11.3

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.5	22.2	25.9	48.1	48.0	47.9	47.6	47.1
UMWA plans	19.8	8.8	9.7	18.5	18.3	18.1	18.0	17.9
Black lung plans	7.7	4.1	5.2	9.3	8.6	7.9	7.2	6.7
Total	$72.0	35.1	40.8	75.9	74.9	73.9	72.8	71.7

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 52 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2024.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the anticipated results from the Company's transformation initiatives; costs associated with labor rate increases related to future payments to the Maco Transportadora and Maco Litoral unions; expected redemption date of the 2025 Senior Unsecured Notes; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities, including 2022 global restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter and DOJ and FinCEN investigations; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2024:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through
April 30, 2024	150,276	$88.03	150,276	$463,759,599

May 1 through
May 31, 2024	134,106	$96.15	284,382	$450,864,918

June 1 through
June 30, 2024	162,978	$101.74	447,360	$434,283,456

(1)In the fourth quarter of 2023, we entered into a $500 million share repurchase program that expires on December 31, 2025. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Item 5.  Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit
Number

4.1
Indenture dated as of June 12, 2024 among The Brink's Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the Notes due 2029 and 2032. Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2024.

10.1	The Brink's Company 2024 Equity Incentive Plan, effective as of May 2, 2024. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2024.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2024, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at June 30, 2024, and December 31, 2023, (ii)  the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

August 7, 2024	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)