Form 10-Q
period 2024-09-30
BRINKS CO
filed 2024-11-06
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes  ☐ No  ☒
As of November 1, 2024, 43,642,664 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,226.3	1,176.6
Restricted cash	412.5	507.0
Accounts receivable (net of allowance: 2024 - $28.8; 2023 - $30.4)	849.4	779.0
Prepaid expenses and other	348.3	325.7
Total current assets	2,836.5	2,788.3

Right-of-use assets, net	355.3	337.7
Property and equipment (net of accumulated depreciation and amortization: 2024 - $1,690.6; 2023 - $1,620.1)	984.0	1,013.3
Goodwill	1,485.4	1,473.8
Other intangibles (net of accumulated amortization: 2024 - $318.7; 2023 - $278.7)	452.9	488.3
Deferred tax assets, net	241.1	231.8
Other	315.4	268.6

Total assets	$6,670.6	6,601.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$140.8	151.7
Current maturities of long-term debt	134.1	117.1
Accounts payable	235.3	249.7
Accrued liabilities	1,100.8	1,126.9
Restricted cash held for customers	191.2	298.7
Total current liabilities	1,802.2	1,944.1

Long-term debt	3,576.4	3,262.5
Accrued pension costs	136.1	148.5
Retirement benefits other than pensions	162.3	159.6
Lease liabilities	279.4	265.8
Deferred tax liabilities	59.5	56.5
Other	246.6	244.6
Total liabilities	6,262.5	6,081.6

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2024 - 43.7; 2023 - 44.5	43.7	44.5
Capital in excess of par value	665.0	675.9
Retained earnings	322.1	333.0
Accumulated other comprehensive income (loss)	(753.7)	(656.0)
Brink’s shareholders	277.1	397.4

Noncontrolling interests	131.0	122.8

Total equity	408.1	520.2

Total liabilities and equity	$6,670.6	6,601.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2024	2023	2024	2023

Revenues	$1,258.5	1,227.4	$3,747.7	3,629.0

Costs and expenses:
Cost of revenues	943.6	921.0	2,808.6	2,785.1
Selling, general and administrative expenses	202.3	170.0	597.2	517.6
Total costs and expenses	1,145.9	1,091.0	3,405.8	3,302.7
Other operating income (expense)	(1.0)	1.3	6.6	(3.2)

Operating profit	111.6	137.7	348.5	323.1

Interest expense	(63.0)	(53.8)	(175.3)	(151.5)
Interest and other nonoperating income (expense)	10.5	2.9	36.3	11.7
Income from continuing operations before tax	59.1	86.8	209.5	183.3
Provision for income taxes	27.2	37.3	75.5	81.0

Income from continuing operations	31.9	49.5	134.0	102.3

Income (loss) from discontinued operations, net of tax	—	(0.1)	(0.1)	0.5

Net income	31.9	49.4	133.9	102.8
Less net income attributable to noncontrolling interests	3.0	3.8	9.5	10.1

Net income attributable to Brink’s	28.9	45.6	124.4	92.7

Amounts attributable to Brink’s
Continuing operations	28.9	45.7	124.5	92.2
Discontinued operations	—	(0.1)	(0.1)	0.5

Net income attributable to Brink’s	$28.9	45.6	$124.4	92.7

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.66	0.98	$2.80	1.98
Discontinued operations	—	—	—	0.01
Net income	$0.66	0.98	$2.79	1.99

Diluted:
Continuing operations	$0.65	0.97	$2.77	1.95
Discontinued operations	—	—	—	0.01
Net income	$0.65	0.97	$2.76	1.96

Weighted-average shares
Basic	44.2	46.5	44.5	46.6
Diluted	44.8	47.1	45.0	47.3

Cash dividends paid per common share	$0.2425	0.2200	$0.7050	0.6400
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Net income	$31.9	$49.4	$133.9	$102.8

Net benefit plan adjustments:
Net benefit plan actuarial adjustment	1.6	4.2	10.9	7.3
Net benefit plan prior service adjustment	(2.3)	(2.8)	(15.5)	(8.5)
Net deferred profit sharing adjustment	0.1	(0.2)	—	0.1
Total benefit plan adjustments	(0.6)	1.2	(4.6)	(1.1)

Net foreign currency translation adjustment	15.1	(41.0)	(77.5)	18.1
Net change on available-for-sale securities	(6.1)	7.9	(4.4)	8.3
Net change on cash flow hedges	(21.6)	6.9	(10.0)	13.9
Other comprehensive income (loss) before tax	(13.2)	(25.0)	(96.5)	39.2
Provision (benefit) for income taxes	(10.5)	5.7	(3.1)	3.6

Other comprehensive income (loss)	(2.7)	(30.7)	(93.4)	35.6

Comprehensive income	29.2	18.7	40.5	138.4
Less comprehensive income attributable to noncontrolling interests	10.0	2.3	13.8	5.8

Comprehensive income attributable to Brink's	$19.2	16.4	$26.7	132.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Nine Months ended September 30, 2024
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2023	44.5	$44.5	675.9	333.0	(656.0)	122.8	520.2
Net income	—	—	—	49.3	—	2.9	52.2
Other comprehensive loss	—	—	—	—	(13.0)	(1.8)	(14.8)
Shares repurchased	(0.3)	(0.3)	(2.2)	(18.5)	—	—	(21.0)
Dividends to:
Brink’s common shareholders ($0.2200 per share)	—	—	—	(9.8)	—	—	(9.8)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.3	—	—	—	9.3
Other share-based benefit transactions	0.4	0.4	(16.4)	—	—	—	(16.0)
Acquisitions of noncontrolling interests	—	—	0.2	—	—	(0.4)	(0.2)
Balance as of March 31, 2024	44.6	$44.6	666.8	354.0	(669.0)	123.5	519.9
Net income	—	—	—	46.2	—	3.6	49.8
Other comprehensive loss	—	—	—	—	(75.0)	(0.9)	(75.9)
Shares repurchased	(0.4)	(0.4)	(7.9)	(35.3)	—	—	(43.6)
Dividends to:
Brink’s common shareholders ($0.2425 per share)	—	—	—	(10.8)	—	—	(10.8)
Noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.3	—	—	—	7.3
Other share-based benefit transactions	—	—	0.1	(0.1)	—	—	—
Balance as of June 30, 2024	44.2	$44.2	666.3	354.0	(744.0)	126.1	446.6
Net income	—	—	—	28.9	—	3.0	31.9
Other comprehensive income (loss)	—	—	—	—	(9.7)	7.0	(2.7)
Shares repurchased	(0.6)	(0.6)	(8.3)	(50.1)	—	—	(59.0)
Dividends to:
Brink’s common shareholders ($0.2425 per share)	—	—	—	(10.7)	—	—	(10.7)
Noncontrolling interests	—	—	—	—	—	(5.1)	(5.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.5	—	—	—	7.5
Other share-based benefit transactions	0.1	0.1	(0.5)	—	—	—	(0.4)
Balance as of September 30, 2024	43.7	$43.7	665.0	322.1	(753.7)	131.0	408.1

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

	Nine Months ended September 30, 2023
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2022	46.3	$46.3	684.1	417.2	(700.5)	123.1	570.2
Net income	—	—	—	15.0	—	3.3	18.3
Other comprehensive income	—	—	—	—	35.8	0.2	36.0
Shares repurchased	(0.2)	(0.2)	(3.8)	(12.0)	—	—	(16.0)
Dividends to:
Brink’s common shareholders ($0.2000 per share)	—	—	—	(9.3)	—	—	(9.3)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	10.9	—	—	—	10.9
Other share-based benefit transactions	0.3	0.3	(4.8)	(0.2)	—	—	(4.7)
Balance as of March 31, 2023	46.4	$46.4	686.4	410.7	(664.7)	126.2	605.0
Net income	—	—	—	32.1	—	3.0	35.1
Other comprehensive income (loss)	—	—	—	—	33.3	(3.0)	30.3
Shares repurchased	(0.1)	(0.1)	(0.3)	(1.1)	—	—	(1.5)
Dividends to:
Brink’s common shareholders ($0.2200 per share)	—	—	—	(10.2)	—	—	(10.2)
Noncontrolling interests	—	—	—	—	—	(2.4)	(2.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.3	—	—	—	8.3
Other share-based benefit transactions	0.1	0.1	0.2	(0.1)	—	—	0.2
Acquisitions of noncontrolling interests	—	—	0.3	—	—	(0.9)	(0.6)
Balance as of June 30, 2023	46.4	$46.4	694.9	431.4	(631.4)	122.9	664.2
Net income	—	—	—	45.6	—	3.8	49.4
Other comprehensive loss	—	—	—	—	(29.2)	(1.5)	(30.7)
Shares repurchased(a)	(1.1)	(1.1)	(20.9)	(68.8)	—	—	(90.8)
Dividends to:
Brink’s common shareholders ($0.2200 per share)	—	—	—	(10.2)	—	—	(10.2)
Noncontrolling interests	—	—	—	—	—	(3.7)	(3.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.4	—	—	—	6.4
Other share-based benefit transactions	—	—	(0.1)	(0.2)	—	—	(0.3)
Balance as of September 30, 2023	45.3	$45.3	680.3	397.8	(660.6)	121.5	584.3

(a)     During the third quarter ended September 30, 2023, we repurchased a total of 1,181,106 shares of our common stock for an aggregate of $88.2 million in cash. On the last day of September 2023, our agent broker purchased additional shares of our common stock pursuant to a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We were obligated to pay $1.8 million to repurchase those shares and, as of September 30, 2023, this obligation was reported as a current liability and a corresponding reduction to equity in our condensed consolidated financial statements. In addition, for the third quarter ended September 30, 2023, shares repurchased include the 1% excise tax imposed under the Inflation Reduction Act of 2022 of approximately $0.8 million.

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$133.9	102.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	0.1	(0.5)
Depreciation and amortization	220.3	206.3
Share-based compensation expense	24.1	25.6
Deferred income taxes	(7.2)	3.7
(Gain) loss on marketable securities, sale of property and equipment and derivatives	(0.5)	2.2
Impairment losses	3.3	8.2
Retirement benefit funding more than expense:
Pension	(4.9)	(6.9)
Other than pension	(6.5)	(6.0)
Unrealized foreign currency (gains) losses	(36.4)	23.9
Other operating	11.1	17.1
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and income taxes receivable	(91.2)	30.8
(Increase) decrease in accounts payable, income taxes payable and accrued liabilities	35.9	(61.0)
Decrease in restricted cash held for customers	(100.6)	(44.9)
Decrease in customer obligations	(69.7)	(5.5)
(Increase) decrease in prepaid and other current assets	(23.7)	5.1
Decrease in other noncurrent assets and liabilities	(31.8)	(7.9)
Net cash provided by operating activities	56.2	293.0
Cash flows from investing activities:
Capital expenditures	(159.9)	(133.1)
Acquisitions, net of cash acquired	(14.4)	—
Dispositions, net of cash disposed	—	1.1
Marketable securities:
Purchases	(59.3)	(58.3)
Sales	42.8	48.7
Cash proceeds from sale of property and equipment	12.0	5.7
Net change in loans held for investment	5.4	(12.3)
Other	(8.0)	(0.6)
Discontinued operations	—	0.9
Net cash used in investing activities	(181.4)	(147.9)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(6.7)	76.6
Long-term revolving credit facilities:
Borrowings	9,169.7	6,640.5
Repayments	(9,202.6)	(6,713.1)
Other long-term debt:
Borrowings	819.8	16.4
Repayments	(489.5)	(71.1)
Acquisition of noncontrolling interest	(0.2)	(0.6)
Cash paid for acquisition related settlements and obligations	(0.8)	(10.5)
Debt financing costs	(10.5)	—
Repurchase shares of Brink's common stock	(125.3)	(105.7)
Dividends to:
Shareholders of Brink’s	(31.3)	(29.7)
Noncontrolling interests in subsidiaries	(5.2)	(6.5)
Tax withholdings associated with share-based compensation	(17.9)	(7.6)
Other	—	3.9
Net cash provided by (used in) financing activities	99.5	(207.4)
Effect of exchange rate changes on cash	(19.1)	(27.7)
Cash, cash equivalents and restricted cash:
Decrease	(44.8)	(90.0)
Balance at beginning of period	1,683.6	1,410.5
Balance at end of period	$1,638.8	1,320.5

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together, "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the first nine months of 2024 and 4% of our consolidated revenues for the first nine months of 2023.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first nine months of 2024 and 2023, the Argentine peso declined approximately 14% (from 833.3 to 968.7 pesos to the U.S. dollar) and 48% (from 178.6 to 344.8 pesos to the U.S. dollar), respectively. For the year ended December 31, 2023, the Argentine peso declined approximately 79% (from 178.6 to 833.3 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first nine months of 2024, we recognized an $11.9 million pretax remeasurement loss. In the first nine months of 2023, we recognized a $23.9 million pretax remeasurement loss.

At September 30, 2024, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2024, we had net monetary assets denominated in Argentine pesos of $96.9 million (including cash of $83.0 million). At September 30, 2024, we had net nonmonetary assets of $150.6 million (including $99.8 million of goodwill, $1.3 million in equity securities denominated in Argentine pesos and $23.5 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or related conversion losses in the nine months ended September 30, 2024 or September 30, 2023.
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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of September 30, 2024 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires expanded disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 will be effective for us on January 1, 2024 for annual reporting periods. For interim reporting periods, it will be effective for us on January 1, 2025. This new guidance will result in increased disclosures in the notes to our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is permitted. This new guidance will result in increased disclosures in the notes to our financial statements.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended September 30, 2024

Reportable Segments:
North America	$298.2	114.4	412.6
Latin America	266.3	54.7	321.0
Europe	193.4	122.1	315.5
Rest of World	190.3	19.1	209.4
Total reportable segments	$948.2	310.3	1,258.5

Three months ended September 30, 2023

Reportable Segments:
North America	$301.3	96.8	398.1
Latin America	291.8	47.8	339.6
Europe	189.0	98.8	287.8
Rest of World	188.8	13.1	201.9
Total reportable segments	$970.9	256.5	1,227.4

Nine months ended September 30, 2024

Reportable Segments:
North America	$904.7	325.4	1,230.1
Latin America	826.4	161.0	987.4
Europe	563.1	353.5	916.6
Rest of World	558.3	55.3	613.6
Total reportable segments	$2,852.5	895.2	3,747.7

Nine months ended September 30, 2023

Reportable Segments:
North America	$912.3	285.1	1,197.4
Latin America	855.1	133.9	989.0
Europe	555.8	286.6	842.4
Rest of World	560.2	40.0	600.2
Total reportable segments	$2,883.4	745.6	3,629.0

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be collected or amortized within one year ($3.7 million at September 30, 2024) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed or amortized within one year ($17.5 million at September 30, 2024) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2024)	$779.0	15.4	21.4
Closing (September 30, 2024)	849.4	21.2	12.4
Increase (decrease)	$70.4	5.8	(9.0)

The amount of revenue recognized in the nine months ended September 30, 2024 that was included in the January 1, 2024 contract liabilities balance was $17.9 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the nine months ended September 30, 2024 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At September 30, 2024, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at September 30, 2024 and December 31, 2023 were $4.7 million and $3.7 million, respectively. The amortization expense in the first nine months of 2024 and 2023 was $1.1 million and $1.5 million, respectively.

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

Note 3 - Segment information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. Our CODM is our President and Chief Executive Officer. Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
•Corporate expenses - include costs to manage the global business and perform activities required by public companies as well as other items that are considered part of the Company's operations and revenue generating activities but are not considered when the CODM evaluates segment results. Examples include corporate staff compensation, corporate headquarters costs, regional management costs, share-based compensation, and currency transaction gains and losses.
•Other items not allocated to segments - include income and expenses that are not necessary to operate our business in the ordinary course and are not considered when the CODM evaluates segment results. These include non-recurring as well as certain recurring costs and gains which are not considered to be part of the Company's operations and revenue generating activities. As such, they have not been allocated to segment or Corporate results.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
North America	$412.6	398.1	41.5	47.5
Latin America	321.0	339.6	70.3	68.1
Europe	315.5	287.8	40.1	35.8
Rest of World	209.4	201.9	43.8	42.6
Total reportable segments	1,258.5	1,227.4	195.7	194.0

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(48.2)	(32.4)
Foreign currency transaction gains	—	—	2.3	5.4
Reconciliation of segment policies to GAAP(a)	—	—	1.8	(0.7)
Other items not allocated to segments(b):
Reorganization and restructuring	—	—	(0.4)	(0.4)
Acquisitions and dispositions	—	—	(16.5)	(19.4)
Argentina highly inflationary impact	—	—	(10.8)	(8.1)
Transformation initiatives	—	—	(9.5)	—
Department of Justice investigation	—	—	(1.7)	—
Chile antitrust matter	—	—	(0.6)	—
Non-routine auto loss matter	—	—	(0.5)	—
Reporting compliance	—	—	—	(0.7)
Total	$1,258.5	1,227.4	$111.6	137.7

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
North America	$1,230.1	1,197.4	141.6	123.6
Latin America	987.4	989.0	196.5	200.6
Europe	916.6	842.4	98.2	87.1
Rest of World	613.6	600.2	123.9	121.2
Total reportable segments	3,747.7	3,629.0	560.2	532.5

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(122.6)	(122.3)
Foreign currency transaction gains	—	—	11.7	15.3
Reconciliation of segment policies to GAAP(a)	—	—	2.9	—
Other items not allocated to segments(b):
Reorganization and restructuring	—	—	(1.9)	(14.6)
Acquisitions and dispositions	—	—	(47.2)	(56.4)
Argentina highly inflationary impact	—	—	(23.8)	(30.3)
Transformation initiatives	—	—	(21.5)	—
Department of Justice investigation	—	—	(7.7)	—
Chile antitrust matter	—	—	(1.1)	(0.4)
Non-routine auto loss matter	—	—	(0.5)	—
Reporting compliance	—	—	—	(0.7)
Total	$3,747.7	3,629.0	$348.5	323.1
(a)This line item includes adjustments to bad debt expense and a Mexico profit sharing plan accrual reported by the segments to the estimated consolidated amounts required by U.S. GAAP.
(b)See "Other Items not Allocated to Segments" for a description of these items.

Other Items not Allocated to Segments

Reorganization and Restructuring  Net charges incurred in relation to certain restructuring actions include primarily severance charges and asset impairment losses. The 2022 Global Restructuring Plan was designed to, among other things, enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions in light of the COVID-19 pandemic. Other restructuring actions were primarily in response to the COVID-19 pandemic and a decision to exit a line of business in our Canada operating unit.

Acquisitions and dispositions These items include non-cash amortization expense for acquisition-related intangible assets, as well as integration, transaction, restructuring and certain compensation costs.

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

Transformation Initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model in the U.S., with expectations to then leverage the transformation changes and learnings globally. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. The transformation costs primarily include third party professional services and project management charges. These costs relate to a discrete program.

Department of Justice Investigation In the second quarter of 2024, we recorded a charge for a probable loss in connection with a U.S. Department of Justice investigation. Additionally, we have incurred third-party costs, primarily legal costs in the current quarter, associated with this matter. See Note 14 for details.

Chile antitrust matter We have recorded charges for a contingent loss associated with an investigation initiated by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. Additionally, we have incurred third-party costs, primarily legal costs in the current quarter, associated with this matter. See Note 14 for details.

Non-routine auto loss matter In 2023, a Brink’s employee was involved in a motor vehicle accident with unique circumstances that resulted in the death of a third party and. In connection with the ensuing litigation, Brink’s recognized a charge. Additionally, we have incurred third-party costs, primarily legal costs in the current quarter, associated with this matter.

Reporting compliance We incurred certain third-party compliance costs in 2023 to remediate a material weakness in internal controls over financial reporting.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees. Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2024	2023	2024	2023	2024	2023

Three months ended September 30,

Service cost	$—	—	2.1	1.9	2.1	1.9
Interest cost on projected benefit obligation	7.7	8.1	4.4	4.6	12.1	12.7
Return on assets – expected	(11.6)	(11.8)	(2.9)	(2.8)	(14.5)	(14.6)
Amortization of losses	1.2	0.3	0.6	0.5	1.8	0.8
Amortization of prior service credit	—	—	0.1	0.1	0.1	0.1
Settlement loss	—	—	0.6	0.1	0.6	0.1
Net periodic pension cost (credit)	$(2.7)	(3.4)	4.9	4.4	2.2	1.0

Nine months ended September 30,

Service cost	$—	—	6.5	5.6	6.5	5.6
Interest cost on projected benefit obligation	23.1	24.3	13.3	13.5	36.4	37.8
Return on assets – expected	(34.8)	(35.4)	(8.6)	(8.3)	(43.4)	(43.7)
Amortization of losses	3.9	1.2	1.9	1.3	5.8	2.5
Amortization of prior service cost	—	—	0.1	0.1	0.1	0.1
Settlement loss	—	—	0.9	0.4	0.9	0.4
Net periodic pension cost (credit)	$(7.8)	(9.9)	14.1	12.6	6.3	2.7
The components of net periodic pension cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2023 or the first nine months of 2024. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2023, we do not expect to make contributions to the primary U.S. pension plan until 2027.

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

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2024	2023	2024	2023	2024	2023

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$2.2	2.7	1.1	1.4	3.3	4.1
Return on assets – expected	(2.6)	(2.6)	—	—	(2.6)	(2.6)
Amortization of losses	0.1	1.1	1.2	1.3	1.3	2.4
Amortization of prior service cost (credit)	(2.4)	(2.7)	(0.1)	(0.1)	(2.5)	(2.8)
Net periodic postretirement cost (credit)	$(2.7)	(1.5)	2.2	2.6	(0.5)	1.1

Nine months ended September 30,

Service cost	$—	—	0.1	0.2	0.1	0.2
Interest cost on accumulated postretirement benefit obligations	7.4	8.4	3.5	4.0	10.9	12.4
Return on assets – expected	(7.7)	(7.8)	—	—	(7.7)	(7.8)
Amortization of losses	1.5	4.0	3.3	3.6	4.8	7.6
Amortization of prior service cost (credit)	(6.8)	(8.2)	—	(0.1)	(6.8)	(8.3)
Net periodic postretirement cost (credit)	$(5.6)	(3.6)	6.9	7.7	1.3	4.1
The components of net periodic postretirement cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for effective tax rate)	2024	2023	2024	2023
Continuing operations
Provision for income taxes	$27.2	37.3	$75.5	81.0
Effective tax rate	46.0%	43.0%	36.0%	44.2%

2024 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2024 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations.

2023 Effective Income Tax Rate Compared to U.S. Statutory Rate
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

In the first nine months of 2024, we acquired two business operations in the North America and Europe segments. The aggregate purchase consideration for these two acquisitions was approximately $21 million.

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

Brink's Argentina management finalized negotiations with the Maco unions and agreed to pay amounts to the union members in monthly installments, which were completed in June 2024. We recognized $12.5 million in related costs in 2022. In the first nine months of 2023, we recognized a $4.7 million charge for an inflation-adjusted labor increase to the expected payments. In the first nine months of 2024, we recognized a $0.5 million charge for an inflation-adjusted labor increase to the expected payments. Changes in the liability as a result of currency-related remeasurement are reflected in our operating results as described in Note 1. Changes in the liability as a result of labor rate increases are reflected as acquisition-related costs.

Due to the fact that management has excluded these Argentina amounts when evaluating internal performance, we have excluded the amounts from segment results.

Note 7 - Accumulated other comprehensive income (loss)
Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.1)	0.6	1.5	(0.4)	(0.4)
Foreign currency translation adjustments(b)	9.2	3.2	(1.1)	0.3	11.6
Gains (losses) on available-for-sale securities	(1.6)	1.8	(4.5)	—	(4.3)
Gains (losses) on cash flow hedges	(17.0)	4.0	(4.6)	1.0	(16.6)
	(11.5)	9.6	(8.7)	0.9	(9.7)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	7.0	—	—	—	7.0
	7.0	—	—	—	7.0

Total
Benefit plan adjustments(a)	(2.1)	0.6	1.5	(0.4)	(0.4)
Foreign currency translation adjustments(b)	16.2	3.2	(1.1)	0.3	18.6
Gains (losses) on available-for-sale securities(c)	(1.6)	1.8	(4.5)	—	(4.3)
Gains (losses) on cash flow hedges(d)	(17.0)	4.0	(4.6)	1.0	(16.6)
	$(4.5)	9.6	(8.7)	0.9	(2.7)

Three months ended September 30, 2023

Amounts attributable to Brink's:
Benefit plan adjustments	$0.7	0.2	0.5	(0.1)	1.3
Foreign currency translation adjustments(b)	(38.3)	(2.7)	(1.2)	0.3	(41.9)
Gains (losses) on available-for-sale securities	(0.7)	0.2	8.6	(3.0)	5.1
Gains (losses) on cash flow hedges	11.5	(1.6)	(4.6)	1.0	6.3
	(26.8)	(3.9)	3.3	(1.8)	(29.2)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.5)	—	—	—	(1.5)
	(1.5)	—	—	—	(1.5)

Total
Benefit plan adjustments(a)	0.7	0.2	0.5	(0.1)	1.3
Foreign currency translation adjustments(b)	(39.8)	(2.7)	(1.2)	0.3	(43.4)
Gains (losses) on available-for-sale securities(c)	(0.7)	0.2	8.6	(3.0)	5.1
Gains (losses) on cash flow hedges(d)	11.5	(1.6)	(4.6)	1.0	6.3
	$(28.3)	(3.9)	3.3	(1.8)	(30.7)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(9.6)	2.1	5.0	(1.2)	(3.7)
Foreign currency translation adjustments(b)	(78.4)	(0.6)	(3.4)	0.8	(81.6)
Gains (losses) on available-for-sale securities	0.1	(0.5)	(4.5)	—	(4.9)
Gains (losses) on cash flow hedges	4.3	(0.9)	(14.3)	3.4	(7.5)
	(83.6)	0.1	(17.2)	3.0	(97.7)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	4.3	—	—	—	4.3
	4.3	—	—	—	4.3

Total
Benefit plan adjustments(a)	(9.6)	2.1	5.0	(1.2)	(3.7)
Foreign currency translation adjustments(b)	(74.1)	(0.6)	(3.4)	0.8	(77.3)
Gains (losses) on available-for-sale securities(c)	0.1	(0.5)	(4.5)	—	(4.9)
Gains (losses) on cash flow hedges(d)	4.3	(0.9)	(14.3)	3.4	(7.5)
	$(79.3)	0.1	(17.2)	3.0	(93.4)

Nine months ended September 30, 2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.0)	0.7	1.9	(0.5)	(0.9)
Foreign currency translation adjustments(b)	26.5	(0.7)	(4.1)	1.0	22.7
Gains (losses) on available-for-sale securities	(0.3)	0.1	8.6	(3.0)	5.4
Gains (losses) on cash flow hedges	19.8	(1.7)	(5.9)	0.5	12.7
	43.0	(1.6)	0.5	(2.0)	39.9

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(4.3)	—	—	—	(4.3)
	(4.3)	—	—	—	(4.3)

Total
Benefit plan adjustments(a)	(3.0)	0.7	1.9	(0.5)	(0.9)
Foreign currency translation adjustments(b)	22.2	(0.7)	(4.1)	1.0	18.4
Gains (losses) on available-for-sale securities(c)	(0.3)	0.1	8.6	(3.0)	5.4
Gains (losses) on cash flow hedges(d)	19.8	(1.7)	(5.9)	0.5	12.7
	$38.7	(1.6)	0.5	(2.0)	35.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.7	1.4	$5.1	4.3
Selling, general and administrative expenses	0.5	0.5	1.6	1.5
Interest and other nonoperating expense	(0.5)	0.2	0.9	1.0
(b)2024 foreign currency translation adjustment amounts arising during the three months ended September 30, 2024 reflect primarily the appreciation of the euro and the Malaysian ringgit, partially offset by the devaluation of the Mexican peso. 2023 foreign currency translation adjustment amounts arising during the three months ended September 30, 2023 reflect primarily the devaluation of the Brazilian real, the Mexican peso, the Chilean peso, and the euro. 2024 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2024 reflect primarily the devaluation of the Mexican peso and the Brazilian real, partially offset by the appreciation of the Malaysian ringgit and the euro. 2023 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2023 reflect primarily the appreciation of the Mexican peso, and the Brazilian real, partially offset by the devaluation of the euro.
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
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) (no gains or losses in the three months ended September 30, 2024 and $0.5 million loss in the three months ended September 30, 2023; as well as no gains or losses in the nine months ended September 30, 2024 and $7.7 million loss in the nine months ended September 30, 2023).

•interest expense ($4.6 million reduction to expense in the three months ended September 30, 2024 and $5.2 million reduction to expense in the three months ended September 30, 2023; as well as $14.3 million reduction to expense in the nine months ended September 30, 2024 and $13.7 million reduction to expense in the nine months ended September 30, 2023).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2023	$(302.2)	(368.2)	(1.8)	16.2	(656.0)
Other comprehensive income (loss) before reclassifications	(7.5)	(79.0)	(0.4)	3.4	(83.5)
Amounts reclassified from accumulated other comprehensive loss to net income	3.8	(2.6)	(4.5)	(10.9)	(14.2)
Other comprehensive loss attributable to Brink's	(3.7)	(81.6)	(4.9)	(7.5)	(97.7)
Balance as of September 30, 2024	$(305.9)	(449.8)	(6.7)	8.7	(753.7)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the condensed financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	September 30, 2024	December 31, 2023

2025 Senior Unsecured Notes
Carrying value(a)	$—	400.0
Fair value	—	382.0

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	563.2	554.6

2029 Senior Unsecured Notes
Carrying value	$400.0	—
Fair value	411.8	—

2032 Senior Unsecured Notes
Carrying value	$400.0	—
Fair value	415.7	—

(a)The 2025 Senior Unsecured Notes were redeemed in the third quarter of 2024 (see Note 9).

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

Forward and Swap Contracts

Economic Hedges
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2024, the notional value of our outstanding foreign currency forward and swap contracts was $1,001 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At September 30, 2024, the fair value of our short term foreign currency contracts was a net liability of approximately $13.2 million, of which $2.6 million was included in prepaid expenses and other and $15.8 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these foreign currency contracts was a net liability of approximately $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the condensed consolidated balance sheet.

Cash flows related to economic hedges are reported in the condensed consolidated statements of cash flows based on the nature of the underlying items being hedged. For the periods presented, such cash flows are reported in operating activities or investing activities.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023

Derivative instrument gains (losses) included in other operating income (expense)(a)	$(39.4)	4.3	$(38.1)	22.9
(a)Derivative instrument losses in the three months ended September 30, 2024, were higher than in the three months ended September 30, 2023, due primarily to the impact of forward currency contracts to hedge exposures to the Mexican peso-denominated intercompany loans.

Cross Currency Swap - Cash Flow Hedge
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

In the first nine months of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Derivative instrument losses included in other operating income (expense)	$—	(0.5)	$—	(7.7)

Offsetting transaction gains	—	0.5	—	7.7

Derivative instrument losses included in interest expense	—	(0.2)	—	(0.7)

Net derivative instrument losses	—	(0.7)	—	(8.4)

Interest Rate Swaps - Cash Flow Hedges
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

At September 30, 2024, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 1.4 years. At September 30, 2024, the fair value of these interest rate swaps was a net asset of $8.1 million, of which $4.0 million was included in prepaid expenses and other and $4.1 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $12.2 million, of which $5.8 million was included in prepaid expenses and other and $6.4 million was included in other assets on the condensed consolidated balance sheet.

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

At September 30, 2024, the notional value of these contracts was $175 million with a remaining weighted-average maturity of 1.4 years. At September 30, 2024, the fair value of these interest rate swaps was a net liability of $1.3 million, of which $0.4 million was included in prepaid expenses and other and $1.7 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $0.1 million, of which $1.9 million was included in prepaid expenses and other and $1.8 million was included in other liabilities on the condensed consolidated balance sheet.

In the second quarter of 2023, we entered into eight forward-starting interest rate swaps that became effective in January 2024. The forward-starting interest rate swaps have a maturity date in June 2027. These swaps replaced the $400 million interest rate swaps that matured on the same date in January 2024 that the forward-starting swaps became effective. These swaps are intended to hedge cash flow risk associated with changes in variable interest rates and were designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss).

At September 30, 2024, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.4 years. At September 30, 2024, the fair value of these interest rate swaps was a net asset of $1.9 million, of which $2.7 million was included in prepaid expenses and other and $0.8 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these interest rate swaps was a net asset of $5.7 million, of which $5.4 million was included in prepaid expenses and other and $0.3 million was included in other assets on the condensed consolidated balance sheet.

Cash flows related to interest rate swaps are reported as operating activities.

In October 2024, we terminated all of our outstanding interest rate swap contracts, which had an aggregate notional value of $775 million. We received approximately $19 million in cash proceeds as a result of terminating these contracts.

Net Investment Hedges
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

At September 30, 2024, the total notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 1.5 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 5.7 years for the cross currency swaps maturing in April 2031. At September 30, 2024, the fair value of these cross currency swaps was a net liability of $38.2 million, of which $5.6 million was included in prepaid expenses and other and $43.8 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these cross currency swaps was a net liability of $34.6 million, of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the condensed consolidated balance sheet. At September 30, 2024, the fair value of the zero cost collar was an asset of $0.4 million, which was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million, which was included in other assets on the condensed consolidated balance sheet.

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

At September 30, 2024, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.1 years. At September 30, 2024, the fair value of this derivative contract was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2023, the fair value of this derivative contract was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

Cash flows related to the amortization of the off-market component of net investment hedges are reported in investing activities. Cash flows from the termination and final settlement of net investment hedges are reported in investing activities. All other cash flow from net investment hedges are reported as operating activities.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Interest rate swaps designated as cash flow hedges	$(4.6)	(5.4)	(14.3)	(14.4)
Cross currency swaps designated as net investment hedges	(1.2)	(1.2)	(3.5)	(4.1)
Net derivative instrument gains included in interest expense	$(5.8)	(6.6)	(17.8)	(18.5)

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

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S Plc ("G4S") and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $24 million that remains potentially payable as of September 30, 2024 as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2024.

Note 9 - Debt

	September 30,	December 31,
(In millions)	2024	2023
Debt:
Short-term borrowings	$140.8	151.7
Total short-term borrowings	$140.8	151.7

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,309.4	1,343.5
Senior unsecured notes(b)	1,387.1	994.4
Revolving Credit Facility	501.2	542.1
Other(c)	279.1	265.8
Financing leases	233.7	233.8
Total long-term debt	$3,710.5	3,379.6

Total debt	$3,851.3	3,531.3

Included in:
Current liabilities	$274.9	268.8
Noncurrent liabilities	3,576.4	3,262.5
Total debt	$3,851.3	3,531.3

(a)Amounts outstanding are net of unamortized debt costs of $3.1 million as of September 30, 2024 and $4.0 million as of December 31, 2023.
(b)Amounts outstanding are net of unamortized debt costs of $12.9 million as of September 30, 2024 and $5.6 million as of December 31, 2023.
(c)Includes Other Revolving Credit Facilities of $233 million at September 30, 2024 and $226 million at December 31, 2023.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2024, $499 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at September 30, 2024. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of September 30, 2024. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of September 30, 2024.

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

In June 2020, we issued at par five-year senior unsecured notes (the "2025 Senior Unsecured Notes") in the aggregate principal amount of $400 million. The 2025 Senior Unsecured Notes had a maturity date of July 15, 2025 and an annual interest rate of 5.5%. The 2025 Senior Unsecured Notes were general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility. On August 7, 2024, we issued a notice of redemption to holders to redeem all of the outstanding aggregate principal amount of the 2025 Senior Unsecured Notes in accordance with the terms of the notes and the indenture. The notes were redeemed on September 13, 2024.

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

The aggregate proceeds from the Senior Secured Credit Facility and the 2027 Senior Unsecured Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of certain transactions. Borrowings were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2025 Senior Unsecured Notes were used in part to repay certain existing indebtedness incurred in connection with the G4S acquisition, finance the remaining G4S acquisition transactions and pay certain fees and expenses related to the transactions. Remaining net proceeds from the 2025 Senior Unsecured Notes were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2029 Senior Unsecured Notes and 2032 Senior Unsecured Notes were used to redeem the $400 million outstanding principal amount of the 2025 Senior Unsecured Notes prior to maturity and to repay a portion of the outstanding indebtedness under our Revolving Credit Facility. Before applying a portion of the net proceeds from this offering to redeem or repurchase the 2025 Senior Unsecured Notes as described above, we used such portion of the net proceeds for general corporate purposes and to temporarily repay additional amounts outstanding under our Revolving Credit Facility.

Other Revolving Credit Facilities
We also have revolving credit facilities in our North America, Latin America and Europe segments ("Other Revolving Credit Facilities"). On an aggregate basis, borrowings under these facilities total $359 million with an additional $353 million available as of September 30, 2024, including $126 million in Short-term borrowings and $233 million in Other long-term debt. Maturity dates of the long-term facilities range from February 2027 to July 2027 and interest rates range from 6.35% to 7.00%. Borrowings under these facilities are secured by cash held by Brink's. In July 2024, we increased the capacity of the largest of these credit facilities from $250 million to $500 million.

Other Debt Facilities
The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at September 30, 2024.

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

The following table is a rollforward of the allowance for doubtful accounts for the nine month period ended September 30, 2024.

Allowance for doubtful accounts:

(In millions)

December 31, 2023	$30.4
Provision for uncollectible accounts receivable	6.9
Write-offs and recoveries	(8.5)
Foreign currency exchange effects	—
September 30, 2024	$28.8

Note 11 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2017 Equity Incentive Plan (the "2017 Plan") and under the 2024 Equity Incentive Plan (the "2024 Plan"). The 2017 Plan and the 2024 Plan each permit grants of restricted stock, restricted stock units, performance stock, performance stock units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees. The 2017 Plan and the 2024 Plan also permit cash awards to eligible employees. The 2017 Plan became effective May 2017. The 2024 Plan became effective May 2024. During the quarter ended March 31, 2023, the remaining outstanding awards granted under the 2013 Equity Incentive Plan (the "2013 Plan") were fully exercised. No further grants of awards will be made under the 2013 Plan or the 2017 Plan.

We have outstanding deferred stock units granted to directors under the 2017 Plan and 2024 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Directors' Equity Plan and the Directors’ Stock Accumulation Plan, each of which has expired.

Outstanding awards at September 30, 2024 include performance stock units, restricted stock units, deferred stock units, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Performance stock units	$4.7	3.7	$15.5	16.6
Restricted stock units	2.5	2.4	7.6	8.0
Deferred stock units and fees paid in stock	0.3	0.3	1.0	1.0
Cash based awards	0.9	0.1	2.3	1.6
Share-based payment expense	8.4	6.5	26.4	27.2
Income tax benefit	(1.9)	(1.5)	(6.0)	(6.3)
Share-based payment expense, net of tax	$6.5	5.0	$20.4	20.9

Performance-Based Stock Options
Prior to 2019, we granted primarily performance-based stock options to select senior executives. These performance-based awards have a service condition as well as a market condition. We measured the fair value of these performance-based options at the grant date using a Monte Carlo simulation model. No performance-based options were granted after 2018.

The following table summarizes performance-based stock option activity during the first nine months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2023	174.4	$17.92
Exercised	(174.4)	17.92
Outstanding balance as of September 30, 2024	—	$—

Time-Based Stock Options
In 2020 and 2019, we granted time-based stock options to certain senior executives. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first nine months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2023	115.7	$21.43
Exercised	(93.2)	21.54
Outstanding balance as of September 30, 2024	22.5	$20.98

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition as part of our compensation program. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	320.2	$65.89
Granted	137.8	83.73
Forfeited	(20.9)	71.76
Vested	(145.1)	67.48
Nonvested balance as of September 30, 2024	292.0	$73.10

Performance Stock Units ("PSUs”)
Historically, we have granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs") as part of our compensation program.

The majority of outstanding IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For IM PSUs granted in 2021, the performance period was from January 1, 2021 to December 31, 2022 with an additional one year of service requirement after 2022. For IM PSUs granted in 2022, the performance period is from January 1, 2022 to December 31, 2024. For IM PSUs granted in 2023, the performance period is from January 1, 2023 to December 31, 2025. For IM PSUs granted in 2024, the performance period is from January 1, 2024 to December 31, 2026. In 2023 and in 2024, we also granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier), a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model.

Before 2023, we granted TSR PSUs containing a market condition as well as a service condition. We measure the fair value of TSR PSUs at the grant date using a Monte Carlo simulation model. For TSR PSUs granted in 2021, the service period was from January 1, 2021 to December 31, 2023. For TSR PSUs granted in 2022, the service period is from January 1, 2022 to December 31, 2024.

The following table summarizes all PSU activity during the first nine months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	698.5	$72.15
Granted	214.0	82.19
Forfeited or expired	(30.3)	69.79
Vested(a)	(229.1)	80.47
Nonvested balance as of September 30, 2024	653.1	$72.63

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2023 were 438.7 thousand, compared to target shares of 229.1 thousand.

Deferred Stock Units ("DSUs")
We granted DSUs to our non-employee directors as part of our compensation program. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock approximately one year after the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during the first nine months of 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2023	19.2	$62.43
Granted	13.6	87.93
Vested	(19.2)	62.43
Nonvested balance as of September 30, 2024	13.6	$87.93

Note 12 - Capital Stock

Common Stock
At September 30, 2024, we had 100 million shares of common stock authorized and 43.7 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On July 11, 2024, the Board declared a regular quarterly dividend of 24.25 cents per share payable on September 3, 2024 to shareholders of record on July 29, 2024. On September 19, 2024, the Board declared a regular quarterly dividend of 24.25 cents per share payable on December 2, 2024 to shareholders of record on November 4, 2024 The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At September 30, 2024, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

During the nine months ended September 30, 2024, we repurchased a total of 1,291,224 shares of our common stock for an aggregate of $125.3 million and an average price of $97.04 per share. These shares were retired upon repurchase. At September 30, 2024, $375 million remained available under the 2023 Repurchase Program.

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

Shares Used to Calculate Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Weighted-average shares:
Basic(a)	44.2	46.5	44.5	46.6
Effect of dilutive stock awards and options	0.6	0.6	0.5	0.7
Diluted	44.8	47.1	45.0	47.3

Antidilutive stock awards and options excluded from denominator	—	0.4	—	0.4

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.2 million in the three months and 0.2 million in the nine months ended September 30, 2024, and 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2023.

Note 13 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash paid for:
Interest	$172.9	161.2
Income taxes, net	96.3	74.5

Non-cash Investing and Financing Activities
We acquired $44.2 million in armored vehicles and other equipment under financing lease arrangements in the first nine months of 2024 compared to $61.5 million in armored vehicles and other equipment acquired under financing lease arrangements in the first nine months of 2023.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $43.8 million ($40.9 million at December 31, 2023) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At September 30, 2024, we held $412.5 million of restricted cash ($191.2 million represented restricted cash held for customers and $178.2 million represented accrued liabilities). At December 31, 2023, we held $507.0 million of restricted cash ($298.7 million represented restricted cash held for customers and $167.8 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $19.4 million in the first nine months of 2024 compared to $19.8 million in the first nine months of 2023 and are included in Other long-term debt borrowings within financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
(In millions)	2024	2023
Cash and cash equivalents	$1,226.3	1,176.6
Restricted cash	412.5	507.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,638.8	1,683.6

Note 14 - Contingent matters

In August 2020, the Company received a subpoena issued in connection with an investigation being conducted by the U.S. Department of Justice (the “DOJ”), primarily related to cross-border shipments of cash and things of value and anti-money laundering (“AML”) compliance. Subsequently, in March 2024, as is commonly the case with this type of matter, the Company received a Notice of Investigation from the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) related to Bank Secrecy Act/AML compliance that involves substantially the same conduct that is subject to the DOJ’s investigation. We are cooperating and engaging with the DOJ and FinCEN. We are in discussions with the DOJ regarding a potential resolution and, in connection with these discussions, we recorded a charge in the second quarter of 2024 related to the DOJ investigation for an amount that is not material to the Company. Based on the information available to date, the Company believes that the high end of the range of reasonably possible loss with respect to the DOJ investigation is $50 million. We remain in the early stages of engagement with FinCEN and, therefore, no accrual has been made with respect to the FinCEN investigation. The Company cannot predict the outcome of either investigation or the timing of the ultimate resolution of these matters.

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

Digital Retail Solutions ("DRS"), and ATM Managed Services ("AMS")
•DRS – services that facilitate faster access to cash deposits leveraging Brink’s tech-enabled devices and software platforms that enable enhanced customer analytics and visibility
•AMS – comprehensive solutions for ATM management, including cash forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, and installation services

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. Our CODM is our President and Chief Executive Officer. Our CODM evaluates performance and allocates resources to each operating segment based on an operating profit or loss measure, excluding corporate expenses and other items not allocated to segments.

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

RESULTS OF OPERATIONS

Consolidated Review

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages and per share amounts)	2024	2023	Change	2024	2023	Change
GAAP
Revenues	$1,258.5	1,227.4	3	$3,747.7	3,629.0	3
Cost of revenues	943.6	921.0	2	2,808.6	2,785.1	1
Selling, general and administrative expenses	202.3	170.0	19	597.2	517.6	15
Operating profit	111.6	137.7	(19)	348.5	323.1	8
Operating profit margin	8.9%	11.2%	unfav	9.3%	8.9%	fav
Income from continuing operations(a)	28.9	45.7	(37)	124.5	92.2	35
Diluted EPS from continuing operations(a)	0.65	0.97	(33)	2.77	1.95	42

Non-GAAP(b)
Non-GAAP operating profit	$151.6	166.3	(9)	$452.2	425.5	6
Non-GAAP operating profit margin	12.0%	13.5%	unfav	12.1%	11.7%	fav
Non-GAAP income from continuing operations(a)	67.6	97.5	(31)	212.7	217.9	(2)
Adjusted EBITDA	216.8	230.5	(6)	660.9	615.3	7
Non-GAAP diluted EPS from continuing operations(a)	1.51	2.07	(27)	4.73	4.61	3
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)These measures are supplemental financial measures that are not required by, or presented in accordance with, GAAP. See page 50 for further information on these non-GAAP measures. and reconciliations to the applicable GAAP measures

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2024 versus Third Quarter 2023
Consolidated Revenues  Revenues increased $31.1 million due to organic increases in Latin America ($117.1 million), Europe ($22.9 million), North America ($10.4 million), and Rest of World ($5.4 million) and the favorable impact of acquisitions ($6.5 million), partially offset by the unfavorable impact of currency exchange rates ($131.2 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 13% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See our definition of “organic growth” on page 50.

Consolidated Costs and Expenses  Cost of revenues increased 2% to $943.6 million primarily due to the impact of higher revenue partially offset by the impact of exchange rates. Selling, general and administrative costs increased 19% to $202.3 million primarily due to organic increases in labor costs and costs related to transformation initiatives, partially offset by the impact of currency exchange rates and lower acquisition and restructuring related costs.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin decreased from 11.2% to 8.9%. Operating profit decreased $26.1 million due mainly to:
•unfavorable changes in currency exchange rates ($50.7 million), driven by the Argentine peso,
•higher corporate expenses on an organic basis ($13.2 million),
•transformation initiative costs ($9.5 million), and
•an organic decrease in North America ($6.3 million),
partially offset by:
•organic increases in Latin America ($47.7 million), Europe ($3.8 million), and Rest of World ($1.0 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $16.8 million to $28.9 million due to the decrease in operating profit mentioned above and higher interest expense ($9.2 million), partially offset by lower income tax expense ($10.1 million), higher interest and other nonoperating income ($7.6 million) and lower noncontrolling interest ($0.8 million). Earnings per share from continuing operations was $0.65, down from $0.97 in the third quarter of 2023.

Analysis of Consolidated Results: Nine Months 2024 versus Nine Months 2023
Consolidated Revenues  Revenues increased $118.7 million due to organic increases in Latin America ($360.9 million), Europe ($65.6 million), North America ($24.3 million), and Rest of World ($17.3 million) and the favorable impact of acquisitions ($15.1 million), partially offset by the unfavorable impact of currency exchange rates ($364.5 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 13% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See our definition of “organic growth” on page 50.

Consolidated Costs and Expenses  Cost of revenues increased 1% to $2,808.6 million primarily due to the impact of higher revenue partially offset by the impact of exchange rates. Selling, general and administrative costs increased 15% to $597.2 million primarily due to organic increases in labor costs and higher transformation initiative costs, partially offset by the impact of currency exchange rates.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin increased from 8.9% to 9.3%. Operating profit increased $25.4 million due mainly to:
•organic increases in Latin America ($113.4 million), North America ($17.2 million), Europe ($10.3 million), and Rest of World ($4.1 million),
•lower costs incurred related to reorganization and restructuring ($12.7 million),
•lower costs incurred related to business acquisitions and dispositions ($9.8 million), and
•lower corporate expenses on an organic basis ($2.6 million), partially offset by:
•unfavorable changes in currency exchange rates ($114.8 million), driven by the Argentine peso, and
•transformation initiative costs ($21.5 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $32.3 million to $124.5 million due to the increase in operating profit mentioned above and higher interest and other nonoperating income ($24.6 million), lower income tax expense ($5.5 million) and lower noncontrolling interest ($0.6 million), partially offset by higher interest expense ($23.8 million) . Earnings per share from continuing operations was $2.77, up from $1.95 in the first nine months of 2023.

Non-GAAP Basis

Non-GAAP Financial Measures The non-GAAP measures included in the table above and the analysis below present our operating profit, operating profit margin, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of the Company's operations. These non-GAAP measures are described in more detail on page 50 and are reconciled to comparable GAAP measures on pages 52-54.

Analysis of Consolidated Results: Third Quarter 2024 versus Third Quarter 2023

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin decreased from 13.5% to 12.0%. Non-GAAP operating profit decreased $14.7 million due mainly to:
•unfavorable changes in currency exchange rates ($48.2 million), driven primarily by the Argentine peso,
•higher corporate expenses on an organic basis ($13.2 million), and
•an organic decrease in North America ($6.3 million),
partially offset by:
•organic increases in Latin America ($47.7 million), Europe ($3.8 million), and Rest of World ($1.0 million)

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $29.9 million to $67.6 million due to the operating profit decrease mentioned above, lower interest and other nonoperating income ($12.6 million), and higher interest expense ($9.4 million), partially offset by lower income tax expense ($5.9 million), and lower noncontrolling interest ($0.9 million). Earnings per share from continuing operations was $1.51, down from $2.07 in the third quarter of 2023.

Adjusted EBITDA Adjusted EBITDA decreased 6% to $216.8 million primarily due to the decrease in Non-GAAP operating profit ($14.7 million), excluding the impact of higher Non-GAAP depreciation and amortization ($2.8 million).

Analysis of Consolidated Results: Nine Months 2024 versus Nine Months 2023

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin increased from 11.7% to 12.1%. Non-GAAP operating profit increased $26.7 million due mainly to:
•organic increases in Latin America ($113.4 million), North America ($17.2 million), Europe ($10.3 million), and Rest of World ($4.1 million), and
•lower corporate expenses on an organic basis ($2.6 million), partially offset by:
•unfavorable changes in currency exchange rates ($122.0 million), driven primarily by the Argentine peso.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $5.2 million to $212.7 million due to higher interest expense ($24.5 million) and higher income tax expense ($11.5 million), partially offset by the operating profit increase mentioned above, higher interest and other nonoperating income ($3.4 million), and lower noncontrolling interest ($0.7 million). Earnings per share from continuing operations was $4.73, up from $4.61 in the first nine months of 2023.

Adjusted EBITDA Adjusted EBITDA increased 7% to $660.9 million primarily due to the increase in Non-GAAP operating profit ($26.7 million), excluding the impact of higher depreciation and amortization ($9.3 million).

Revenues and Operating Profit by Segment: Third Quarter 2024 versus Third Quarter 2023

		Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)		% Change
(In millions, except for percentages)	3Q'23				3Q'24	Total	Organic Growth(a)
Revenues:
North America	$398.1	10.4	4.6	(0.5)	412.6	4	3
Latin America	339.6	117.1	—	(135.7)	321.0	(5)	34
Europe	287.8	22.9	1.9	2.9	315.5	10	8
Rest of World	201.9	5.4	—	2.1	209.4	4	3
Segment revenues	1,227.4	155.8	6.5	(131.2)	1,258.5	3	13

Revenues	$1,227.4	155.8	6.5	(131.2)	1,258.5	3	13

Operating profit:
North America	$47.5	(6.3)	0.3	—	41.5	(13)	(13)
Latin America	68.1	47.7	—	(45.5)	70.3	3	70
Europe	35.8	3.8	0.2	0.3	40.1	12	11
Rest of World	42.6	1.0	—	0.2	43.8	3	2
Segment operating profit	194.0	46.2	0.5	(45.0)	195.7	1	24
Corporate expenses(d)	(27.7)	(13.2)	—	(3.2)	(44.1)	59	48
Other items not allocated to segments(d)	(28.6)	(11.9)	3.0	(2.5)	(40.0)	40	42

Operating profit	$137.7	21.1	3.5	(50.7)	111.6	(19)	15
Amounts may not add due to rounding.

(a)Organic change and organic growth are supplemental financial measures that are not required by, or presented in accordance with, GAAP, and are described in more detail on page 50.
(b)Amounts include the impact of prior year comparable period results for acquired and disposed businesses. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 50.
(c)The amounts in the “Currency” column consist of the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 50.
(d)See pages 42-44 for further information, where these items are discussed in more detail.

Analysis of Segment Results: Third Quarter 2024 versus Third Quarter 2023

North America
Revenues increased 4% ($14.5 million) due to a 3% organic increase ($10.4 million) and the impact of acquisitions ($4.6 million), partially offset by the unfavorable impact of currency exchange rates ($0.5 million). Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue in the U.S., partially offset by lower BGS revenue. Operating profit decreased 13% ($6.0 million) due to a 13% organic decrease ($6.3 million) partially offset by the impact of acquisitions $0.3 million. The organic decrease was primarily driven by technology and operational investments that impacted labor and fleet productivity as well as the net impact of revenue mix.

Latin America
Revenues decreased 5% ($18.6 million) due to the unfavorable impact of currency exchange rates ($135.7 million) primarily from the Argentine and Mexican peso, largely offset by a 34% organic increase ($117.1 million). The organic increase was primarily driven by inflation-based price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit increased 3% ($2.2 million) primarily due to a 70% organic increase ($47.7 million), mostly offset by the unfavorable impact of currency exchange rates ($45.5 million). The organic increase was driven by inflation-based price increases which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 10% ($27.7 million) due to an 8% organic increase ($22.9 million), the favorable impact of currency exchange rates ($2.9 million), and the impact of acquisitions ($1.9 million). Organic revenue increased primarily due to price increases and the growth of AMS and DRS revenue. Operating profit increased $4.3 million primarily due to an 11% organic increase ($3.8 million) driven by higher revenue outpacing the impact of labor and other cost increases across the segment, cost productivity, and the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased $7.5 million due to a 3% organic increase ($5.4 million) and the favorable impact of currency exchange rates ($2.1 million). Organic growth in the segment was primarily due to growth in DRS and AMS revenue offset by volume reductions in CVM revenue. Operating profit increased 3% ($1.2 million) primarily due to a 2% organic increase ($1.0 million).

Revenues and Operating Profit by Segment: Nine Months 2024 versus Nine Months 2023

	Nine months ended September 30, 2023	Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)	Nine months ended September 30, 2024	% Change
(In millions, except for percentages)						Total	Organic Growth(a)
Revenues:
North America	$1,197.4	24.3	9.4	(1.0)	1,230.1	3	2
Latin America	989.0	360.9	—	(362.5)	987.4	—	36
Europe	842.4	65.6	5.7	2.9	916.6	9	8
Rest of World	600.2	17.3	—	(3.9)	613.6	2	3
Segment revenues	3,629.0	468.1	15.1	(364.5)	3,747.7	3	13

Revenues	$3,629.0	468.1	15.1	(364.5)	3,747.7	3	13

Operating profit:
North America	$123.6	17.2	0.8	—	141.6	15	14
Latin America	200.6	113.4	—	(117.5)	196.5	(2)	57
Europe	87.1	10.3	0.6	0.2	98.2	13	12
Rest of World	121.2	4.1	(0.3)	(1.1)	123.9	2	3
Segment operating profit	532.5	145.0	1.1	(118.4)	560.2	5	27
Corporate expenses(d)	(107.0)	2.6	—	(3.6)	(108.0)	1	(2)
Other items not allocated to segments(d)	(102.4)	(18.3)	9.8	7.2	(103.7)	1	18

Operating profit	$323.1	129.3	10.9	(114.8)	348.5	8	40
Amounts may not add due to rounding.

See page 40 for footnote explanations.

Analysis of Segment Results: Nine Months 2024 versus Nine Months 2023

North America
Revenues increased 3% ($32.7 million) primarily due to a 2% organic increase ($24.3 million) and the impact of acquisitions ($9.4 million). Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue in the U.S., partially offset by lower BGS revenue. Operating profit increased $18.0 million due to a 14% organic increase ($17.2 million) and the impact of acquisitions ($0.8 million). The organic increase was primarily driven by the net impact of revenue mix and cost productivity improvements from transformation initiatives in the U.S., partially offset by technology and operational investments in the third quarter that impacted labor and fleet productivity.

Latin America
Revenues decreased ($1.6 million) due to the unfavorable impact of currency exchange rates ($362.5 million), primarily from the Argentine peso, mostly offset by a 36% organic increase ($360.9 million). The organic increase was driven by inflation-based price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit decreased 2% ($4.1 million) due to the unfavorable impact of currency exchange rates ($117.5 million), mostly offset by a 57% organic increase ($113.4 million). The organic increase was driven by higher revenue which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 9% ($74.2 million) due to an 8% organic increase ($65.6 million) and the favorable impact of acquisitions ($5.7 million). The organic increase was primarily due to price increases and the growth of AMS and DRS revenue. Operating profit increased 13% ($11.1 million), primarily due to a 12% organic increase ($10.3 million). The organic increase was primarily driven by higher revenue outpacing the impact of labor and other cost increases across the segment, cost productivity, and the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 2% ($13.4 million) due to a 3% organic increase ($17.3 million), partially offset by the unfavorable impact of currency exchange rates ($3.9 million). Organic growth in the segment was primarily due to continued growth in AMS and DRS revenue and supplemented by growth in BGS revenue. Operating profit increased 2% ($2.7 million) due to a 3% organic increase ($4.1 million), partially offset by the unfavorable impact of currency exchange rates ($1.1 million). The organic increase was primarily due the increase in higher-margin revenue.

Analysis of Income and Expense Not Allocated to Segments

Income and expenses not allocated to segments are reported either as “Corporate Expenses” or “Other Items not Allocated to Segments.”

Corporate Expenses include costs to manage the global business and perform activities required by public companies as well as other items that are considered part of the Company's operations and revenue generating activities but are not considered when the chief operating decision maker ("CODM") evaluates segment results. Examples include corporate staff compensation, corporate headquarters costs, regional management costs, share-based compensation, and currency transaction gains and losses.

Other Items not Allocated to Segments include income and expenses that are not necessary to operate our business in the ordinary course and are not considered when the CODM evaluates segment results. These include non-recurring as well as certain recurring costs and gains which are not considered to be part of the Company's operations and revenue generating activities. Each of the items in the “Other Items Not Allocated to Segments” table is excluded from non-GAAP operating profit.

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2024	2023	change	2024	2023	change
General, administrative and other expenses	$(48.2)	(32.4)	49	$(122.6)	(122.3)	—
Foreign currency transaction gains	2.3	5.4	(57)	11.7	15.3	(24)
Reconciliation of segment policies to GAAP	1.8	(0.7)	fav	2.9	—	—
Corporate expenses	$(44.1)	(27.7)	59	$(108.0)	(107.0)	1

Corporate expenses for the three months ended September 30 2024 increased $16.4 million compared to the prior year period. The higher costs primarily resulted from increased charges for insurance and security losses ($9.4 million), higher net compensation costs ($4.2 million), a reduction in currency transaction gains ($3.1 million) and higher technology costs ($2.6 million). Corporate expenses for the first nine months of 2024 increased $1.0 million versus the prior year period. This was primarily driven by higher net compensation costs ($6.5 million), higher technology costs ($4.9 million) and higher professional and audit fees ($2.6 million), mostly offset by lower charges related to insurance and security losses ($13.1 million).

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2024	2023	change	2024	2023	change

Reorganization and restructuring	$(0.4)	(0.4)	—	$(1.9)	(14.6)	(87)
Acquisitions and dispositions	(16.5)	(19.4)	(15)	(47.2)	(56.4)	(16)
Argentina highly inflationary impact	(10.8)	(8.1)	33	(23.8)	(30.3)	(21)
Transformation initiatives	(9.5)	—	unfav	(21.5)	—	unfav
Department of Justice investigation	(1.7)	—	unfav	(7.7)	—	unfav
Chile antitrust matter	(0.6)	—	unfav	(1.1)	(0.4)	unfav
Non-routine auto loss matter	(0.5)	—	unfav	(0.5)	—	unfav
Reporting compliance	—	(0.7)	(100)	—	(0.7)	(100)
Total Other items not allocated to segments	$(40.0)	(28.6)	40	$(103.7)	(102.4)	1

Reorganization and Restructuring
Costs associated with certain reorganization and restructuring actions are excluded from reported non-GAAP results. These items include primarily severance charges and asset impairment losses. The 2022 Global Restructuring Plan was designed to, among other things, enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions in light of the COVID-19 pandemic. Other restructuring actions were primarily in response to the COVID-19 pandemic and a decision to exit a line of business in our Canada operating unit. Due to the unusual nature of the underlying events that led to these actions, the charges are not considered part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously announced restructuring program across our global business operations. In total, we have recognized $34.2 million in charges under this program, including $1.0 million in the first nine months of 2024. The actions under this program were substantially completed in 2024. Severance actions from this restructuring plan reduced our global workforce by approximately 3,200 positions.

Other Restructurings
As a result of other restructuring actions, we recognized net costs of $4.6 million in the first nine months of 2023, primarily severance costs. We recognized $0.9 million in net costs in the first nine months of 2024. The actions were substantially completed in 2024.

Charges related to these restructuring actions were excluded from the segments and corporate expenses as shown in the table below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2024	2023	change	2024	2023	change
Reportable Segments:
North America	$0.1	(0.3)	fav	$(0.7)	(4.3)	(84)
Latin America	—	(0.3)	(100)	(0.3)	(4.3)	(93)
Europe	(0.4)	0.2	unfav	(0.9)	(4.0)	(78)
Rest of World	—	—	—	—	(0.7)	(100)
Total excluded from reportable segments	(0.3)	(0.4)	(25)	(1.9)	(13.3)	(86)
Excluded from Corporate expenses	(0.1)	—	unfav	—	(1.3)	(100)
Total Reorganization and Restructuring Costs	$(0.4)	(0.4)	—	$(1.9)	(14.6)	(87)

Acquisitions and dispositions
Certain acquisition and disposition items are not part of the Company's operations and revenue generating activities. These items include non-cash amortization expense for acquisition-related intangible assets, as well as integration, transaction, restructuring and certain compensation costs. All of the items are significantly impacted by the timing and nature of our acquisitions and dispositions, and many are inconsistent in amount and frequency. Management has excluded these amounts when evaluating internal performance. Therefore, we have not allocated these amounts to segment or Corporate results and have excluded these amounts from non-GAAP results.

These items are described below:

2024 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $43.8 million in the first nine months of 2024.
•Net charges of $2.4 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We recognized $0.5 million in charges in Argentina in the first nine months of 2024 for an inflation-adjusted labor increase to expected payments to union workers of the Maco Transportadora and Maco Litoral businesses (together, "Maco"). Although the Maco operations were acquired in 2017, formal antitrust approval was obtained in 2021, which triggered negotiation and approval of the expected payments in 2022. See Note 6 for details.
•We incurred $0.5 million in integration costs in the first nine months of 2024.
•Transaction costs related to business acquisitions were $0.6 million in the first nine months of 2024.
•A net credit of $1.3 million related to the reversal of a retention liability for key PAI employees was recorded in the first nine months of 2024.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first nine months of 2024, we recognized $23.8 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement losses of $11.9 million. In the first nine months of 2023, we recognized $30.3 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement losses of $23.9 million. Highly inflationary adjustments also impact gains and losses on marketable securities due to the change in exchange rates. These non-cash charges are not part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model in the U.S., with expectations to then leverage the transformation changes and learnings globally. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we incurred $5.5 million of expense in 2023 and an additional $21.5 million in the first nine months of 2024. The transformation costs primarily include third party professional services and project management charges. These costs relate to a discrete program and are not reflective of our ongoing operating cost structure, and are not indicative of our core operating expenses or normal activities. Additionally, management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Department of Justice investigation During the first nine months of 2024, we accrued $7.7 million in connection with a U.S. Department of Justice (the "DOJ") investigation. This amount represents an estimate for a potential resolution, as well as third-party legal costs associated with this matter. In the third quarter of 2024, we determined it was appropriate to exclude third-party costs associated with this matter from non-GAAP results, which for the current quarter consisted of legal costs. In August 2020, the Company received a subpoena issued in connection with the DOJ investigation, primarily related to cross-border shipments of cash and things of value and anti-money laundering (“AML”) compliance. Subsequently, in March 2024, as is commonly the case with this type of matter, the Company received a Notice of Investigation from the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) related to Bank Secrecy Act/AML compliance that involves substantially the same conduct that is subject to the DOJ’s investigation. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts, including both the estimate for a potential resolution and associated third-party costs, and the underlying investigation are such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results. See Note 14 for details.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021. In the first nine months of 2024, we recognized a $1.1 million adjustment and, in the first nine months of 2023, a $0.4 million adjustment to the estimated loss. The post-2021 adjustments were primarily related to changes in currency rates as well as third-party legal costs associated with this matter. In the third quarter of 2024, we determined it was appropriate to exclude third-party costs associated with this matter from non-GAAP results, which for the current quarter primarily consisted of legal costs. Overall, these charges related to a potential fine associated with an investigation by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts, including the estimated loss and associated third-party costs, is such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years of the underlying event. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results. See Note 14 for details.

Non-routine auto loss matter In 2023, a Brink’s employee was involved in a motor vehicle accident with unique circumstances that resulted in the death of a third party and, in connection with the ensuing litigation, Brink’s recognized an $8.0 million charge. In the first nine months of 2024, we recognized a $0.5 million charge related to third-party legal costs associated with this matter. In the third quarter of 2024, we determined it was appropriate to exclude third-party costs associated with this matter from non-GAAP results, which for the current quarter consisted of legal costs. Due to the unusual nature of the matter, including the unique circumstances of the claim, potential magnitude of remedy, and variation from our ordinary-course litigation strategy, we consider the litigation and associated third-party costs as separate and distinct from routine legal matters. Management does not believe that similar litigation will likely recur within the next two years, and there have been no similar matters within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Reporting compliance We incurred certain compliance costs in 2023 to remediate a material weakness in internal controls over financial reporting. These third-party costs are not part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts is such that they are not reasonably likely to recur within two years, nor were similar costs incurred within the prior two years of the underlying event. Management has excluded these amounts when evaluating internal performance. Therefore, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

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

At September 30, 2024, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2024, we had net monetary assets denominated in Argentine pesos of $96.9 million (including cash of $83.0 million) and net nonmonetary assets of $150.6 million (including $99.8 million of goodwill, $1.3 million in equity securities denominated in Argentine pesos and $23.5 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversions or conversion losses in the nine months ended September 30, 2024 or September 30, 2023.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2024, the notional value of our short term outstanding foreign currency forward and swap contracts was $1,001 million, with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At September 30, 2024, the fair value of our short term foreign currency contracts was a net liability of approximately $13.2 million, of which $2.6 million was included in prepaid expenses and other and $15.8 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these foreign currency contracts was a net liability of approximately $1.1 million, of which $8.7 million was included in prepaid expenses and other and $9.8 million was included in accrued liabilities on the condensed consolidated balance sheet.

Cash flows related to economic hedges for acquisition-related intercompany balances are reported as investing activities. All other cash flows for economic hedges are reported as operating activities.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Derivative instrument gains (losses) included in other operating income (expense)(a)	$(39.4)	4.3	$(38.1)	22.9
(a)Derivative instrument losses in the three months ended September 30, 2024, were higher than in the three months ended September 30, 2023, due primarily to the impact of forward currency contracts to hedge exposures to the Mexican peso.

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

In the first nine months of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Derivative instrument losses included in other operating income (expense)	$—	(0.5)	$—	(7.7)

Offsetting transaction gains	—	0.5	—	7.7

Derivative instrument losses included in interest expense	—	(0.2)	—	(0.7)

Net derivative instrument losses	—	(0.7)	—	(8.4)

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

At September 30, 2024, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 1.5 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 5.7 years for the cross currency swaps maturing in April 2031. At September 30, 2024, the fair value of these currency swaps was a net liability of $38.2 million, of which $5.6 million was included in prepaid expenses and other and $43.8 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2023, the fair value of these currency swaps was a net liability of $34.6 million of which $5.6 million was included in prepaid expenses and other and $40.2 million was included in other liabilities on the condensed consolidated balance sheet. At September 30, 2024, the fair value of the zero cost collar was an asset of $0.4 million, which was included in other assets on the condensed consolidated balance sheet. At December 31, 2023, the fair value of the zero cost collar was an asset of $0.1 million, which was included in other assets on the condensed consolidated balance sheet.

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

At September 30, 2024, the notional value of this foreign exchange forward swap contract was $55 million with a remaining weighted average maturity of 0.1 years. At September 30, 2024, the fair value of this foreign exchange forward swap was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2023, the fair value of this foreign exchange forward swap was an asset of $0.1 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

Cash flows related to the amortization of the off-market component of net investment hedges are reported in investing activities. Cash flows from the termination and final settlement of net investment hedges are reported in investing activities. All other cash flow from net investment hedges are reported as operating activities

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Net derivative instrument gains included in interest expense	$(1.2)	(1.2)	$(3.5)	(4.1)

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income and Expense

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2024	2023	change	2024	2023	change
Foreign currency items:
Transaction gains (losses)	$36.2	(4.6)	fav	$37.9	(31.5)	fav
Derivative instrument gains (losses)	(39.4)	4.3	unfav	(38.1)	22.9	unfav
Gains (losses) on sale of property and other assets	0.1	3.2	(97)	1.4	1.4	—
Impairment losses	(1.4)	(3.0)	(53)	(3.3)	(7.2)	(54)
Indemnification asset adjustments	(1.2)	(1.4)	(14)	(2.4)	(4.0)	(40)
Share in earnings of equity affiliates	0.6	0.7	(14)	2.0	1.9	5
Royalty income	1.9	1.9	—	6.0	5.5	9
Contingent consideration liability adjustment	—	—	—	—	4.8	(100)
Other gains (losses)	2.2	0.2	fav	3.1	3.0	3
Other operating income (expense)	$(1.0)	1.3	unfav	$6.6	(3.2)	fav

Nonoperating Income and Expense
Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2024	2023	change	2024	2023	change
Interest expense	$63.0	53.8	17	$175.3	151.5	16

Interest expense was higher in the first nine months of 2024 due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were primarily used to fund growth in our DRS business and other general corporate initiatives.

Interest and other nonoperating income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2024	2023	change	2024	2023	change
Interest income	$10.1	12.9	(22)	$37.5	26.9	39
Gain (loss) on equity and debt securities	4.5	(9.0)	fav	5.0	(10.0)	fav
Foreign currency transaction gains (losses)	(1.2)	0.9	unfav	(1.1)	(0.2)	unfav
Retirement benefit cost other than service cost	0.4	0.2	100	(1.0)	1.0	unfav
Argentina turnover tax	(0.3)	(2.4)	fav	(0.9)	(4.3)	(79)
Non-income taxes on intercompany billings(a)	(0.5)	(0.4)	25	(2.5)	(1.3)	92
Other	(2.5)	0.7	unfav	(0.7)	(0.4)	75
Interest and other nonoperating income (expense)	$10.5	2.9	fav	$36.3	11.7	fav

(a)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for effective tax rate)	2024	2023	2024	2023
Continuing operations
Provision for income taxes	$27.2	37.3	$75.5	81.0
Effective tax rate	46.0%	43.0%	36.0%	44.2%

Effective Income Tax Rate
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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2024	2023	change	2024	2023	change
Net income attributable to noncontrolling interests	$3.0	3.8	(21)	$9.5	10.1	(6)

The decrease in the net income attributable to noncontrolling interests in the three months ended September 30, 2024, in comparison to the three months ended September 30, 2023, is primarily attributable to lower third quarter 2024 operating results reported by certain subsidiaries that are not wholly-owned. The net income attributable to noncontrolling interests in the nine months ended September 30, 2024, in comparison to the nine months ended September 30, 2023, is primarily attributable to lower 2024 operating results reported by certain subsidiaries that are not wholly-owned.

Non-GAAP Measures and Reconciliations to GAAP Measures

Non-GAAP measures described below and included in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the disclosure of these non-GAAP measures is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations.

These non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. The reconciliations in the tables below include adjustments that we do not consider reflective of our operating performance as they result from events and circumstances that are not a part of our core business. Additionally, certain non-GAAP results, including non-GAAP operating profit and free cash flow before dividends, are utilized as performance measures in certain management incentive compensation plans.

Non-GAAP results should not be considered as an alternative to results determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts. Non-GAAP financial measures may not be comparable to non-GAAP financial measures presented by other companies.

The items excluded from non-GAAP measures are considered by us to be nonrecurring, infrequent or unusual costs and gains as well as other items not considered part of our operations and revenue generating activities. Non-recurring and infrequent items are items that are not reasonably expected to recur in the following two years.

In addition to the rationale described above, we believe the following non-GAAP metrics are helpful to investors in assessing results of operations consistent with how our management evaluates performance:
•Non-GAAP operating profit and Non-GAAP operating profit margin: Non-GAAP operating profit equals GAAP operating profit excluding Other Items not Allocated to Segments. Non-GAAP operating margin equals non-GAAP operating profit divided by revenues.
•Non-GAAP income from continuing operations attributable to Brink's: This measure equals GAAP income from continuing operations attributable to Brink's excluding Other Items not Allocated to Segments as well as certain retirement plan expenses/gains and unusual adjustments to deferred tax asset valuation allowances.
•Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA: EBITDA is calculated by starting with net income attributable to Brink's and adding back the amounts for interest expense, income taxes, depreciation and amortization. Adjusted EBITDA equals EBITDA excluding the applicable impacts of Other Items not Allocated to Segments as well as certain retirement plan expenses/gains, unusual adjustments to deferred tax asset valuation allowances, income tax rate adjustments, share-based compensation and marketable securities (gain) loss.
•Non-GAAP diluted EPS from continuing operations attributable to Brink's common shareholders: This measure equals non-GAAP income from continuing operations attributable to Brink's divided by diluted shares.
•Organic change and organic growth: Organic change represents the change in revenues or operating profit between the current and prior period excluding the effect of acquisitions and dispositions for one year after the transaction and changes in currency exchange rates. Organic growth is the percentage change of organic growth versus the prior year amount.
•Impact of Acquisitions/ Dispositions: This measure represents the impact of acquisitions or dispositions without a full year of reported results in either comparable period.
•Currency Effect: This measure consists of the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.
•Non-GAAP pre-tax income, Non-GAAP income tax and Non-GAAP effective income tax rate: Non-GAAP pre-tax income and non-GAAP income tax equal their GAAP counterparts excluding the applicable impacts of Other Items not Allocated to Segments as well as certain retirement plan expenses/gains and unusual adjustments to deferred tax asset valuation allowances. Non-GAAP effective income tax rate equals non-GAAP income tax divided by non-GAAP pre-tax income.

In addition to the rationale described above, we believe the following non-GAAP metrics are helpful in assessing cash flow and financial leverage consistent with how our management evaluates performance:
•Free Cash Flow before Dividends: This non-GAAP measure reflects Management’s calculation of cash flows that are available for capital or investing activities such as paying dividends, share repurchases, debt, acquisitions and other investments. The measure is calculated as net cash flows from operating activities, adjusted to exclude certain operating activities related to cash that is not available for corporate purposes, including the impact of cash flows from restricted cash held for customers, as well as cash received and processed in certain of our secure cash management services operations. The resulting amount is further adjusted to include the impact of cash flows related to equipment used to operate our business, including capital expenditures, cash proceeds from sale of property and equipment, as well as proceeds from lessor debt financing. The latter item, which is part of cash flows from financing activities and relates to the subsequent financings of certain capital expenditures, was added to our calculation in the second quarter of 2024 as we believe such cash flows are similar in nature to transactions reported in Investing Activities, which have historically been included in our calculation. Prior amounts were recast to reflect this change.
•Net Debt: Net Debt equals total debt less cash and cash equivalents available for general corporate purposes. We exclude from cash and cash equivalents amounts held by our cash management services operations, as such amounts are not considered available for general corporate purposes. See page 59 for more details.

Reconciliations of Non-GAAP to GAAP Measures

Non-GAAP measures are reconciled to comparable GAAP measures either in the tables below or in “Liquidity and Capital Resources” section. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented. Most of the reconciling adjustments are described in Other Items Not Allocated to Segments above on pages 42–44. Additional reconciling items include the following:

Retirement plans We incur costs, such as interest expense and amortization of actuarial gains and losses, associated with certain retirement plans that have been frozen to new entrants. Furthermore, we also incur non-cash settlement charges and curtailment gains related to all of our retirement plans. These costs and gains are not considered to be part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. Therefore, they are excluded from non-GAAP results.

Valuation allowance on tax credits As a result of new foreign tax credit regulations, we released a valuation allowance on deferred tax assets and recorded a significant income tax credit in 2022. We then re-established some of the valuation allowance in 2023 primarily related to adjustments to the previous foreign tax credit changes, resulting in a significant incremental income tax expense. This gain and subsequent charge both related to the same underlying event, a major tax law change. A similar event is not reasonably likely to recur within two years, nor did a similar event occur within the prior two years. Also, the gain and charge are not considered to be part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. Therefore, they are excluded from non-GAAP results.

Change in restricted cash held for customers Restricted cash held for customers is not available for general corporate purposes such as payroll, vendor invoice payments, debt repayment, or capital expenditures. Because the cash is not available to support the Company's operations and revenue generating activities, management excludes the changes in the restricted cash held for customers balance when assessing cash flows from operations. We believe that the exclusion of the change in restricted cash held for customers from our non-GAAP operating cash flows measure is helpful to users of the financial statements as it presents this financial measure consistent with how management assesses this liquidity measure.

Change in certain customer obligations The title to cash received and processed in certain of our secure cash management services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and is thus not available for general corporate purposes. Because the cash is not available to support our operations and revenue generating activities, management excludes the changes in this specific cash balance when assessing cash flows from operations. We believe that the exclusion of the change in this cash balance from our non-GAAP operating cash flows measure is helpful to the users of our financial statements as it presents this financial measure consistent with how our management assesses this liquidity measure.

Amounts held by cash management services operations As described above, cash held in certain of our secure cash management services operations is not available to support our operations and revenue generating activities. Therefore, management excludes this specific cash balance when assessing our liquidity and capital resources, and in our computation of Net Debt. We believe that the exclusion of this cash balance from our non-GAAP Net Debt measure is helpful to the users of our financial statements as it presents this financial measure consistent with how our management assesses this liquidity measure.

Non-GAAP reconciled to GAAP

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(In millions, except for percentages)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)

GAAP	$209.5	75.5	36.0%	$183.3	81.0	44.2%
Reorganization and restructuring(c)	1.9	0.4		14.6	2.7
Acquisitions and dispositions(c)	48.3	3.9		57.3	7.7
Argentina highly inflationary impact(c)	24.7	1.6		53.6	(1.6)
Transformation initiatives(c)	21.5	0.5		—	—
Department of Justice investigation(c)	7.7	—		—	—
Chile antitrust matter(c)	1.1	0.2		0.4	0.1
Non-routine auto loss matter(c)	0.5	—		—	—
Reporting compliance(c)	—	—		0.7	—
Retirement plans(b)	(5.9)	(1.2)		(6.2)	(1.3)
Valuation allowance on tax credits(b)	—	—		—	(6.7)
Income tax rate adjustment(d)	—	6.0		—	(6.5)
Non-GAAP	$309.3	86.9	28.1%	$303.7	75.4	24.8%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 51 for details.
(c)See “Other Items Not Allocated To Segments” on pages 42-44 for details.
(d)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 28.1% for 2024 and was 24.8% for 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2024	2023	2024	2023

Operating profit:
GAAP	$111.6	137.7	$348.5	323.1
Reorganization and restructuring(a)	0.4	0.4	1.9	14.6
Acquisitions and dispositions(a)	16.5	19.4	47.2	56.4
Argentina highly inflationary impact(a)	10.8	8.1	23.8	30.3
Transformation initiatives(a)	9.5	—	21.5	—
Department of Justice investigation(a)	1.7	—	7.7	—
Chile antitrust matter(a)	0.6	—	1.1	0.4
Non-routine auto loss matter(a)	0.5	—	0.5	—
Reporting compliance(a)	—	0.7	—	0.7
Non-GAAP	$151.6	166.3	$452.2	425.5

Income (loss) from continuing operations attributable to Brink's:
GAAP	$28.9	45.7	$124.5	92.2
Reorganization and restructuring(a)	0.3	0.3	1.5	11.9
Acquisitions and dispositions(a)	16.0	15.1	43.7	48.8
Argentina highly inflationary impact(a)	10.0	31.7	23.1	55.2
Transformation initiatives(a)	9.3	—	21.0	—
Department of Justice investigation(a)	1.7	—	7.7	—
Chile antitrust matter(a)	0.5	—	0.9	0.3
Non-routine auto loss matter(a)	0.5	—	0.5	—
Reporting compliance(a)	—	0.7	—	0.7
Retirement plans(b)	(2.0)	(1.5)	(4.7)	(4.9)
Valuation allowance on tax credits(b)	—	—	—	6.7
Income tax rate adjustment(c)	2.4	5.5	(5.5)	7.0
Non-GAAP	$67.6	97.5	$212.7	217.9

Adjusted EBITDA:
Net income (loss) attributable to Brink's	$28.9	45.6	$124.4	92.7
Interest expense	63.0	53.8	175.3	151.5
Income tax provision	27.2	37.3	75.5	81.0
Depreciation and amortization	74.8	69.1	220.3	206.3
EBITDA	$193.9	205.8	$595.5	531.5
Discontinued operations	—	0.1	0.1	(0.5)
Reorganization and restructuring(a)	0.4	0.4	1.9	13.4
Acquisitions and dispositions(a)	2.9	3.6	3.8	12.6
Argentina highly inflationary impact(a)	7.3	29.4	15.6	49.8
Transformation initiatives(a)	9.5	—	21.5	—
Department of Justice investigation(a)	1.7	—	7.7	—
Chile antitrust matter(a)	0.6	—	1.1	0.4
Non-routine auto loss matter(a)	0.5	—	0.5	—
Reporting compliance(a)	—	0.7	—	0.7
Retirement plans(b)	(2.5)	(2.1)	(5.9)	(6.2)
Income tax rate adjustment(c)	(0.1)	(0.1)	0.5	0.5
Share-based compensation(d)	7.5	6.4	24.1	26.5
Marketable securities (gain) loss(e)	(4.9)	(13.7)	(5.5)	(13.4)
Adjusted EBITDA	$216.8	230.5	$660.9	615.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2024	2023	2024	2023
Diluted EPS:
GAAP	$0.65	0.97	$2.77	1.95
Reorganization and restructuring(a)	0.01	0.01	0.03	0.25
Acquisitions and dispositions(a)	0.36	0.31	0.97	1.02
Argentina highly inflationary impact(a)	0.22	0.67	0.51	1.17
Transformation initiatives(a)	0.21	—	0.47	—
Department of Justice investigation(a)	0.04	—	0.17	—
Chile antitrust matter(a)	0.01	—	0.02	0.01
Non-routine auto loss matter(a)	0.01	—	0.01	—
Reporting compliance(a)	—	0.02	—	0.02
Retirement plans(b)	(0.05)	(0.03)	(0.11)	(0.11)
Valuation allowance on tax credits(b)	—	—	—	0.14
Income tax rate adjustment(c)	0.05	0.12	(0.12)	0.15
Non-GAAP	$1.51	2.07	$4.73	4.61

Amounts may not add due to rounding.
(a)See “Other Items Not Allocated To Segments” on pages 42-44 for details.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 51 for details.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 28.1% for 2024 and was 24.8% for 2023.
(d)Due to reorganization and restructuring activities, there was a $0.9 million non-GAAP adjustment to share-based compensation in 2023. There is no difference between GAAP and non-GAAP share-based compensation amounts for the other periods presented.
(e)Due to the impact of Argentina highly inflationary accounting, there was a $22.7 million non-GAAP adjustment for a loss in the third quarter of 2023, and a $23.3 million non-GAAP adjustment for a loss in the nine months ended 2023. There was a $0.7 million non-GAAP adjustment for a loss in the third quarter of 2024 and a $0.9 million non-GAAP adjustment for a loss in the nine months ended 2024.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased $236.8 million in the first nine months of 2024 as compared to the first nine months of 2023. Cash used for investing activities increased by $33.5 million in the first nine months of 2024 compared to the first nine months of 2023. We financed our liquidity needs in the first nine months of 2024 with existing cash from operations and cash flows from long term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2024	2023	change

Cash flows provided from (used in) operating activities - GAAP	$56.2	293.0	(236.8)
Decrease in restricted cash held for customers (see Note 13)(a)	100.6	44.9	55.7
Decrease in customer obligations(a)	69.7	5.5	64.2
Capital expenditures	(159.9)	(133.1)	(26.8)
Cash proceeds from sale of property and equipment	12.0	5.7	6.3
Proceeds from lessor debt financing (see Note 13)	19.4	19.8	(0.4)
Free cash flow before dividends(a)	$98.0	235.8	(137.8)

(a)Free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. See page 50 for further information on this non-GAAP measure, and see page 51 for descriptions of the adjustments.

Cash flows from operating activities - GAAP
Cash flows from operating activities decreased $236.8 million in the first nine months of 2024 compared to the same period in 2023. The decrease was attributed to restricted cash held for customers (restricted cash held for customers decreased by $100.6 million in 2024 compared to a decrease of $44.9 million in 2023), changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations decreased by $69.7 million in 2024 compared to a decrease of $5.5 million in 2023), changes in working capital excluding taxes and interest (working capital decreased by $98.2 million in 2024 compared to a decrease of $51.6 million in 2023), higher amounts paid for interest (we had $172.9 million in cash payments for interest in 2024 as compared to $161.2 million in 2023), and higher amounts paid for income taxes (we had $96.3 million in cash payments for taxes in 2024 as compared to $74.5 million in 2023), partially offset by higher operating profit.

Free cash flow before dividends - non-GAAP
Free cash flow before dividends decreased $137.8 million in the first nine months of 2024 as compared to the same period in 2023. The decrease was attributed to changes in working capital, higher amounts paid for interest and incomes taxes, and higher amounts paid for capital expenditures (we had $159.9 million in capital expenditures in 2024 compared to $133.1 million in 2023), partially offset by higher operating profit and higher proceeds received from sale of property and equipment (we received $12.0 million in proceeds in 2024 as compared to $5.7 million in 2023).

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2024	2023	change
Cash flows from investing activities
Capital expenditures	$(159.9)	(133.1)	(26.8)
Acquisitions, net of cash acquired	(14.4)	—	(14.4)
Dispositions, net of cash disposed	—	1.1	(1.1)
Marketable securities:
Purchases	(59.3)	(58.3)	(1.0)
Sales	42.8	48.7	(5.9)
Proceeds from sale of property and equipment	12.0	5.7	6.3
Net change in loans held for investment	5.4	(12.3)	17.7
Other	(8.0)	(0.6)	(7.4)
Discontinued operations	—	0.9	(0.9)
Investing activities	$(181.4)	(147.9)	(33.5)

Cash used by investing activities increased by $33.5 million in the first nine months of 2024 versus the first nine months of 2023. The increase was primarily due to increases in cash paid for capital expenditures and increases in cash paid for acquisitions in Europe and North America in 2024, partially offset by the net change in loans held for investment (we had $5.4 million in cash received in 2024 compared to $12.3 million in cash paid in 2023), as discussed in Note 13.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2024	2023	change	2023
Property and equipment acquired during the period
Capital expenditures(a):
North America	$41.2	27.8	13.4	43.8
Latin America	27.0	35.2	(8.2)	48.8
Europe	60.5	41.5	19.0	72.1
Rest of World	27.1	23.1	4.0	30.6
Corporate	4.1	5.5	(1.4)	7.4
Capital expenditures	$159.9	133.1	26.8	202.7

Financing leases(b):
North America	$26.9	42.0	(15.1)	59.4
Latin America	9.5	3.7	5.8	11.0
Europe	7.4	15.6	(8.2)	21.4
Rest of World	0.4	0.2	0.2	0.2
Financing leases	$44.2	61.5	(17.3)	92.0

Total:
North America	$68.1	69.8	(1.7)	103.2
Latin America	36.5	38.9	(2.4)	59.8
Europe	67.9	57.1	10.8	93.5
Rest of World	27.5	23.3	4.2	30.8
Corporate	4.1	5.5	(1.4)	7.4
Total property and equipment acquired	$204.1	194.6	9.5	294.7

Depreciation and amortization(a)
North America	$60.7	53.9	6.8	73.9
Latin America	41.2	40.0	1.2	53.6
Europe	43.3	41.1	2.2	54.2
Rest of World	19.5	17.8	1.7	24.4
Total reportable segments	$164.7	152.8	11.9	206.1
Corporate	2.7	5.3	(2.6)	5.3
Argentina highly inflationary impact	9.1	3.8	5.3	5.4
Reorganization and restructuring	—	1.2	(1.2)	1.2
Depreciation and amortization of property and equipment	$176.5	163.1	13.4	218.0

Amortization of intangible assets(a)	43.8	43.2	0.6	57.8
Total depreciation and amortization	$220.3	206.3	14.0	275.8
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the 12 months ending September 30, 2024 compared to 1.3 for the 12 months ending September 30, 2023.

Capital expenditures in the first nine months of 2024 were primarily for cash devices, information technology, and armored vehicles.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2024	2023	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(6.7)	76.6	(83.3)
Long-term revolving credit facilities, net	(32.9)	(72.6)	39.7
Other long-term debt, net	330.3	(54.7)	385.0
Borrowings (repayments)	290.7	(50.7)	341.4

Acquisition of noncontrolling interest	(0.2)	(0.6)	0.4
Debt financing costs	(10.5)	—	(10.5)
Repurchase shares of Brink's common stock	(125.3)	(105.7)	(19.6)
Dividends to:
Shareholders of Brink’s	(31.3)	(29.7)	(1.6)
Noncontrolling interests in subsidiaries	(5.2)	(6.5)	1.3
Acquisition-related financing activities:
Payment of acquisition related obligation	(0.8)	(10.5)	9.7
Tax withholdings associated with share-based compensation	(17.9)	(7.6)	(10.3)
Other	—	3.9	(3.9)
Financing activities	$99.5	(207.4)	306.9

Debt borrowings and repayments
Cash from financing activities increased by $306.9 million year over year as we had net cash from financing activities of $99.5 million in the first nine months of 2024 compared to net cash used in financing activities of $207.4 million in the first nine months of 2023. The change was driven primarily by an increase in net borrowings (as discussed in Note 9) compared to the prior year nine month period, partially offset by increased cash used to repurchase shares of common stock (we used $125.3 million to repurchase shares in 2024 as compared to $105.7 million in 2023).

Dividends
We paid dividends to Brink’s shareholders of $0.7050 per share or $31.3 million in the first nine months of 2024 compared to $0.6400 per share or $29.7 million in the first nine months of 2023. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Capitalization

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2024	2023
Debt:
Short-term borrowings	$140.8	151.7
Long-term debt	3,710.5	3,379.6
Total Debt	$3,851.3	3,531.3

Less:
Cash and cash equivalents	$1,226.3	1,176.6
Amounts held by Cash Management Services operations(a)	(92.4)	(166.2)
Cash and cash equivalents available for general corporate purposes	$1,133.9	1,010.4

Net Debt(a)	$2,717.4	2,520.9
(a)Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. See page 50 for further information on this non-GAAP measure, and see page 51 for a description of the adjustment. Included within Net Debt is net cash from our Argentina operations of $83 million at September 30, 2024 and $63 million at December 31, 2023 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Debt and Net Debt as of September 30, 2024 increased versus the prior year end to provide funding for general corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of September 30, 2024, $499 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities and our ability to access capital from financial markets, we believe that we will be able to meet our liquidity needs for the next 12 months and thereafter the foreseeable future.

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

During the nine months ended September 30, 2024, we repurchased a total of 1,291,224 shares of our common stock for an aggregate of $125.3 million and an average price of $97.04 per share. These shares were retired upon repurchase. At September 30, 2024, $375 million remained available under the 2023 Repurchase Program.

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
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2023	Nine Months 2024	4th Quarter 2024	2025	2026	2027	2028

Primary U.S. pension plan
Beginning funded status	$(24.0)	(10.9)	1.1	(5.1)	3.4	12.0	20.6
Net periodic pension credit(a)	15.1	12.0	4.1	14.5	12.8	10.8	11.6
Payment from Brink’s	—	—	—	—	—	0.1	4.6
Benefit plan experience loss	(2.0)	—	(10.3)	(6.0)	(4.2)	(2.3)	(2.3)
Ending funded status	$(10.9)	1.1	(5.1)	3.4	12.0	20.6	34.5

UMWA plans
Beginning funded status	$(94.9)	(77.9)	(84.9)	(85.1)	(85.6)	(86.4)	(87.6)
Net periodic postretirement cost(a)	(0.8)	0.2	1.4	(0.5)	(0.8)	(1.2)	(1.4)
Benefit plan experience gain	15.1	—	—	—	—	—	—
Other	2.7	(7.2)	(1.6)	—	—	—	—
Ending funded status	$(77.9)	(84.9)	(85.1)	(85.6)	(86.4)	(87.6)	(89.0)

Black lung plans
Beginning funded status	$(75.8)	(74.4)	(70.9)	(68.8)	(63.5)	(58.6)	(54.2)
Net periodic postretirement cost(a)	(3.9)	(2.7)	(1.0)	(3.3)	(3.0)	(2.8)	(2.6)
Payment from Brink’s	7.7	6.2	3.1	8.6	7.9	7.2	6.7
Benefit plan experience loss	(2.4)	—	—	—	—	—	—
Ending funded status	$(74.4)	(70.9)	(68.8)	(63.5)	(58.6)	(54.2)	(50.1)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2023 or the first nine months of 2024. There are approximately 10,500 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2028

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2023	Nine Months 2024	4th Quarter 2024	FY2024	2025	2026	2027	2028
Primary U.S. pension plan	$(13.6)	(8.1)	(2.8)	(10.9)	(5.0)	0.6	6.2	3.1
UMWA plans	(5.1)	(5.6)	(2.7)	(8.3)	(5.6)	(0.9)	(0.8)	(0.7)
Black lung plans	8.5	6.2	2.0	8.2	7.5	6.9	6.4	5.9
Total	$(10.2)	(7.5)	(3.5)	(11.0)	(3.1)	6.6	11.8	8.3

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2028

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2023	Nine Months 2024	4th Quarter 2024	FY2024	2025	2026	2027	2028
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	0.1	4.6
Black lung plans	7.7	6.2	3.1	9.3	8.6	7.9	7.2	6.7
Total	$7.7	6.2	3.1	9.3	8.6	7.9	7.3	11.3

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.5	33.3	14.8	48.1	48.0	47.9	47.6	47.1
UMWA plans	19.8	15.8	2.7	18.5	18.3	18.1	18.0	17.9
Black lung plans	7.7	6.2	3.1	9.3	8.6	7.9	7.2	6.7
Total	$72.0	55.3	20.6	75.9	74.9	73.9	72.8	71.7

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at September 30, 2024.
Critical Accounting Policies and Estimates

There have been no material changes to the company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 52 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2024.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the anticipated results from the Company's strategic initiatives, including transformation initiatives and other technology and operational investments; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities, including 2022 global restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter and DOJ and FinCEN investigations; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Item 1A. Risk Factors

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2024:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through
July 31, 2024	97,900	$104.52	97,900	$424,050,752

August 1 through
August 31, 2024	340,679	$103.87	438,579	$388,665,293

September 1 through
September 30, 2024	130,605	$106.89	569,184	$374,705,378

(1)On November 2, 2023, the Board of Directors approved a $500 million share repurchase program that expires on December 31, 2025. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Item 5.  Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2024, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at September 30, 2024, and December 31, 2023, (ii)  the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

November 6, 2024	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)