Form 10-K
period 2024-12-31
BRINKS CO
filed 2025-02-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐                      No ☒
As of February 21, 2025, there were issued and outstanding 43,139,798 shares of common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2024, was $4,509,284,147 based on the closing sale price as reported on the New York Stock Exchange.
Documents incorporated by reference:  Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive 2025 Proxy Statement expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2024.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is a leading global provider of cash and valuables management, digital retail solutions, and ATM managed services. Our customers include financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world. Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 51 countries and agency relationships with companies in additional countries. We employ approximately 68,100 people and our operations include approximately 1,300 facilities and 16,100 vehicles.

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

Brink’s was founded in 1859 and The Brink’s Company was first incorporated in 1930 under the laws of the State of Delaware (at that time, the Company was named The Pittston Company). It succeeded to the business of a Virginia corporation in 1986 and was renamed The Brink’s Company in 2003. Our headquarters are located in Richmond, Virginia. The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,”, “us,” “Brink’s,” or “the Company” throughout this Annual Report on Form 10-K for the period ended December 31, 2024 ("this Form 10-K").

Strategy

Our strategy continues to focus on growing Brink’s by providing a superior customer experience and driving continuous improvement. Our strategic focus areas remain the same, but in 2024, we renamed them to provide clarity for our team on what is most important. Our four strategic pillars are now: (1) Partner for Customer Success, (2) Innovate to Grow, (3) Run the Business Better and (4) Win as Team Brink’s. In 2024, we also refreshed our organizational purpose to inspire, energize and align our Brink’s team members around the world. Our new purpose is “Together, we build partnerships to secure commerce.” This purpose and strategic framework considers our global footprint and values-driven culture and aligns our organizational focus on:

•Placing customers at the center of everything we do and understanding their current and future needs to better define our value proposition;
•Leveraging technology to drive product and business innovation to maintain our competitive advantage and increase revenue;
•Sharing infrastructure and best practices across our operations to increase scale and profitability; and
•Establishing a workplace and employer brand that attracts, develops, and empowers the talent needed to ensure we have the best people and perspectives to achieve our goals.

We will prioritize Partnering for Customer Success by creating a consistent and exceptional experience across all service lines and deploying sales fundamentals and standardized processes.

We will Innovate to Grow by using tech-enabled solutions to introduce new value propositions and optimize operations, challenging convention to differentiate our services and reshape our business.

We will achieve operational excellence as we Run the Business Better by leveraging the Brink's Business System to drive a continuous improvement culture focused on customer experience and by building scale by sharing activities, infrastructure and knowledge.

We will Win as Team Brink's by unleashing the power of our people through attracting, developing, and empowering the best people, strengthening core competencies across the company and fostering a culture that inspires excellence.

We are focusing on the implementation of the strategic pillars across our service lines: Cash and Valuables Management, Digital Retail Solutions and ATM Managed Services. We remain focused on how we will accelerate revenue growth, margin improvement and cash flows and position Brink’s to win across the evolving payments ecosystem.

Services
We design customized services to meet the needs of our customers. We enter into contracts with our customers to establish pricing and other terms. Cash logistics services contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party. Contracts for cash management services, digital retail solutions, and ATM managed services are typically longer. Following are descriptions of our service offerings:

Cash and Valuables Management ("CVS") (76% of total revenues in 2024)

CVS services are provided to customers throughout the world. Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers. Cash management includes the secure transportation, handling and storage of currency for retail and financial institution customers. Valuables management includes the transportation and storage of banknotes, precious metals and other valuables across the world. These services may be impacted by global economic conditions, interest rates as well as regional demand for precious metals and luxury goods. CVS services generated approximately $3.8 billion of revenues in 2024 ($3.9 billion in 2023 and $3.8 billion in 2022).

These services include:

Cash-in-transit services – Serving customers since 1859, our success in cash-in-transit ("CIT") is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise. CIT services include the secure transportation of cash between retail businesses and financial institutions, such as banks and credit unions; cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms; and new currency, coins, bullion and precious metals for central banks and other customers.

Basic ATM services – We provide customers who own and operate ATMs a variety of service options. Basic ATM services include cash replenishment, treasury management and first line maintenance.

Brink's Global Services ("BGS") – Serving customers in more than 100 countries, BGS is a leading global provider of secure transport of high-value commodities and goods, including diamonds, jewelry, luxury goods, precious metals, securities, banknotes, currency, high-tech devices, electronics, pharmaceuticals and fine art. Additional BGS services include pick-up, packaging, customs clearance, secure storage and inventory management. BGS also has specialized diamond and jewelry operations in the world’s major diamond and jewelry centers.

Cash management services – We offer a variety of cash management services, depending on customers’ unique needs. These include money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.), check imaging services and other cash management services (e.g., cashier balancing, counterfeit detection, account consolidation and electronic reporting).

Vaulting services – Vaulting services combine CIT services, cash management services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities. In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

Other Services – Guarding services, commercial security systems services, and payment services.

Digital Retail Solutions ("DRS"), and ATM Managed Services ("AMS") (24% of total revenues in 2024)

DRS and AMS are technology-enabled services provided to customers throughout the world. Revenues are typically contractually recurring with multi-year terms. DRS and AMS services generated approximately $1.2 billion of revenues in 2024 ($1.0 billion in 2023 and $0.7 billion in 2022).

Digital Retail Solutions – Our DRS offerings are a combination of smart devices, software, analytics, and services to offer customers of all sizes an integrated and flawless solution to their cash management needs. They typically provide customers with a convenient solution offering more transparency, faster access to working capital, and integration into their unique operating systems. DRS includes our patented Brink’s CompleteTM and CompuSafe® services.

ATM Managed Services – We provide comprehensive services for ATM management, including cash forecasting, cash optimization, remote monitoring, service call dispatching, transaction processing, first and second line maintenance, parts provisioning, funds settlements and installation services. AMS provides an economical solution for financial institutions, retailers and independent ATM owners to outsource day-to-day operation of ATMs. For certain customers, we take ownership of ATM devices as part of our managed services offering.

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

We believe the primary factors in attracting and retaining customers are security expertise, service quality, value-added solutions and price. Our competitive advantages include:
•brand name recognition;
•reputation for a high level of service and security;
•risk management and logistics expertise;
•global network and customer base;
•proven operational excellence, and
•high-quality insurance coverage and financial strength.

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

Insurance for security is provided by different groups of underwriters at negotiated rates and terms. Premiums fluctuate depending on market conditions. The security loss experience of Brink’s and, to a limited extent, other armored carriers affect our premium rates.

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

Government Regulation
Aspects of our business are, and anticipated products and services may be, subject to regulation by various federal, state and foreign governmental agencies. Various federal, state and local agencies in the U.S. and other countries in which we operate regulate certain current aspects of our business, in areas such as commercial lending, safety of operations, equipment and financial responsibility. Movement of valuable shipments are generally subject to import/export regulations. We are also subject to certain firearm regulations in connection with our armored logistics operations. We must comply with licensing, permits and registration requirements imposed by various federal, state and local governmental agencies in the U.S. and other countries in which we operate. Our permits and licensing requirements vary by jurisdiction based on the scope of business conducted and applicable laws and regulations. In addition, in the U.S., Brink’s Capital LLC has federally registered as a Money Services Business in anticipation of offering money transmission and payment services to customers.

Human Capital Management

Purpose and Values

As described above, in 2024, we renewed our purpose and updated the values underpinning our company culture to be more impactful, modern and reflective of our future. Our new purpose is: Together, we build partnerships to secure commerce. Our new values are: We Drive Customer Success, We Strive for Excellence, We Protect, We Work Together, and We Do What’s Right. Our new purpose and values are more action-oriented and relevant to our current business, emphasize our collective effort, and continue to ensure that we work safely to protect ourselves and others, consider the customer first in all we do, display the highest standards of ethics, engage and empower employees, and continually find new ways to improve the way we work.

With our new purpose and values in mind, we also launched "Team Brink’s – Better Together," a Company-wide roadmap for our future that embraces an enterprise-first mindset and better reflects our aspirations to be a global team working together to inspire trust, create value and achieve excellence. Our new purpose and values unite our team members around behaviors that guide our work across the organization and with our partners.

Workforce Demographics

We have a culturally and geographically varied workforce that serves customers in more than 100 countries. Based upon business demand, we have a need for a flexible workforce. In certain geographic regions, statutory employee protections may limit our ability to increase or decrease our workforce without significant expense.

At December 31, 2024, our company had approximately 66,100 full-time and 2,000 part-time employees. Approximately 88% or 60,000 of our employees are outside the United States. Of our approximately 8,100 employees in the United States, approximately 100 were classified as part-time employees. Certain employees in the United States provide corporate services for the various regions in which we operate.

During 2024, we continued to take steps to develop a deep talent pool to meet the ever-changing needs of our business. Specifically, we maintained focus on enhancing talent planning for critical roles, identifying high potential employees and enhancing our brand attractiveness by further establishing Brink’s as a company that is relevant, digital and growing. We also continued to evaluate, and sought to maintain, the competitiveness of our compensation and benefits programs to assist with talent attraction and retention.

Our commitment to actively engage with our employees is a key component of our culture. In 2023, we launched a global employee engagement survey with the goal of better understanding the thoughts and perspectives of our employees and what they need to be more successful. The survey covered workplace culture, management style, employee satisfaction and other topics and provided valuable feedback that we are currently leveraging to implement Company-wide action plans.

Globally, we are sharing our vision of a winning culture with our leadership and using global leadership capability building training (#PowerYourTalent) and streamlined performance reviews to reinforce our new Brink’s values throughout the organization. We offer a range of programs to develop our managers’ capabilities and enhance our leadership across the Company. In 2024, we continued our focus on onboarding and other training programs for employees, which are designed to represent our culture and values, focus on retention, increase employee engagement and ensure that employees act in accordance with applicable law and industry best practices. Our efforts are aimed at increasing organizational talent and capabilities and identifying and developing potential successors for key leadership positions.

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

We believe in supporting our employees’ health and well-being. We offer our employees a wide array of market-competitive benefits specific to the markets in which we operate, including life and health coverage, as well as mental health resources. Effective in 2025, we introduced fertility benefits for our U.S. employees to support their paths to parenthood.

Talent

To maintain a competitive workforce, we continually evolve and enhance how we train, identify and promote key talent. We also regularly evaluate and improve our employee review process – encouraging regular performance reviews and feedback that set clear expectations, motivate employees and reinforce the connection between pay and performance.

We are committed to accelerating the development of our leaders through various programs such as our “Future Leaders” program, which is designed to build capable and confident leaders who can lead and inspire our workforce in an ever-changing environment. Future Leaders is an intense and immersive 12-month leadership development program for our emerging leaders. In 2024, this program was expanded to include the Americas.

Labor Relations

As of December 31, 2024, approximately 30,400 of our employees in various countries in which we operate, or approximately 45% of our total workforce, were represented by trade union organizations and/or covered by collective bargaining agreements, which have various expiration dates from 2025 to 2028. We believe our employee relations are satisfactory.

Sustainability Program
For more information on our Sustainability Program, including our environmental, social and governance priorities, please refer to our most recent Sustainability Report, which can be found on our Sustainability page on our website.

Business acquisitions
In 2024, we acquired three business operations in the North America, Latin America and Europe segments. The aggregate purchase consideration for these three acquisitions was approximately $27 million.

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

Reorganization and restructuring
2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously disclosed restructuring program across our global business operations. In total, we have recognized $34.0 million in charges under this program, including $0.8 million in 2024. The actions under this program were substantially completed in 2024.

Other Restructurings
As a result of other restructuring actions, we recognized $16.6 million of net costs in 2022, primarily severance costs. We recognized $6.6 million of net costs in 2023. We recognized $0.7 million of net costs in 2024. The actions were substantially completed in 2024.

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

Growing concerns about climate change may result in the imposition of additional environmental regulations to which we are subject. The U.S. federal government, certain U.S. states and certain other countries and regions have adopted or are considering emissions-limiting legislation or regulation on vehicle and other transportation engines. Such new laws or regulations, or stricter enforcement of existing laws and regulations, could increase the costs of operating our businesses, including, among other things, increased fuel prices or additional taxes or emission allowances, and reduce the demand for our products and services, any or all of which could adversely affect our operations. Additionally, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business. Furthermore, the potential effects of climate change and related regulation on our customers are highly uncertain and may adversely affect our operations.

We may also incur additional expenses related to U.S. and international regulators requiring varied calculation, disclosure, and assurance methodologies regarding greenhouse gas ("GHG") emissions including, but not limited to, the European Sustainability Reporting Standards and Corporate Sustainability Reporting Directive and California SB219. Furthermore, many countries and U.S. states in which we operate or are subject to regulation may adopt, additional requirements related to the disclosure of GHG emission and related matters.

Operational Risks

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including 51 countries where we operate subsidiaries. Seventy percent (70%) of our revenues in 2024 came from operations outside the U.S. We expect revenues outside the U.S. to continue to represent a significant portion of total revenues. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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
•the imposition of new or increased international tariffs and the impact on currency exchange rates;
•fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates;
•inflation levels exceeding that of the U.S.; and
•the inability to collect for services provided to government entities.

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

We operate in regulated industries, and our failure to comply with the laws regulating our operations, and the costs we may incur to comply, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Brink’s Capital LLC, a subsidiary of the Company, is federally registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network ("FinCEN"). It is also currently registered and/or licensed—and may in the future be registered and/or licensed—as a “money transmitter” or similar designation with various state or local jurisdictions in the U.S. related to delivering future products and services. These registrations subject us to, among other things, having an effective anti-money laundering ("AML") compliance program, record-keeping requirements and reporting requirements, and examination by state and federal regulatory agencies. In Canada, as of July 1, 2024, Brink’s armoured transporation operations are subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act as a federally registered “Money Services Business” with the Financial Transactions and Reports Analysis Centre of Canada ("FINTRAC"). This registration subjects us to, among other things, having an effective AML compliance program, record-keeping requirements and reporting requirements, and periodic examination by FINTRAC. These and our other regulatory obligations may significantly increase our costs or impact our operations. Our failure to comply with or any determination that we have violated any applicable laws or regulations could result in, among other things, substantial fines or revocation of our Money Services Business status, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Likewise, our foreign operating subsidiaries are subject to similar regulations, examinations and supervision by governmental entities. For instance, under the EU Payment Services Directives, as amended, and the EU Anti-Money Laundering Directives, as amended, our foreign operating subsidiaries that are operating in the EU may be subject to reporting, recordkeeping and anti-money laundering regulations, and agent oversight and monitoring requirements, as well as broader supervision by EU member states. Our Canadian business is subject to the Retail Payment Activities Act, which requires registration of our operations and our ongoing compliance with risk management, funds safeguarding, recordkeeping and reporting regulations. Legislation that has been enacted or proposed in other jurisdictions could have similar effects. These and our other regulatory obligations may significantly increase our costs or impact our operations. Any determination that we have violated these laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are also subject to the Foreign Corrupt Practices Act ("FCPA") in the U.S. and similar laws in other countries, such as the Bribery Act in the UK, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in more than 100 countries, we face significant risks associated with our obligations under the FCPA, the Bribery Act and other national anti-corruption laws. Any determination that we have violated these laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the U.S. are subject to regulation by state regulatory authorities and interprovincial operations in Canada are subject to regulation by Canadian and provincial regulatory authorities. Our other international operations are regulated to varying degrees by the countries in which we operate. Many countries have permit requirements for security services and prohibit foreign companies from providing different types of security services. Our failure to comply with any applicable laws or regulations could result in, among other things, substantial fines or revocation of our operating permits and licenses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Finally, changes in laws or regulations, or the interpretations of such laws and regulations, could require a change in the way we operate, which could increase costs or otherwise disrupt operations. If laws and regulations were to change or we fail to comply with changes to any applicable laws or regulations, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We face risks related to our settlement agreements with the U.S. Department of Justice (“DOJ”) and FinCEN, including additional monetary penalties if we fail to comply with the terms of the settlement agreements and costs and burdens associated with our compliance undertakings.

In August 2020, we received a subpoena issued in connection with an investigation being conducted by the DOJ, primarily related to cross-border shipments of cash and things of value and anti-money laundering (“AML”) compliance. Subsequently, in March 2024, we received a Notice of Investigation from FinCEN related to Bank Secrecy Act (“BSA”)/AML compliance that involved substantially the same conduct that was the subject to the DOJ’s investigation.

On January 31, 2025, the Company resolved these matters with FinCEN and the DOJ. As part of these resolutions, the Company agreed to pay $42 million to these agencies over three years, beginning in January 2025. If we fail to comply with the terms of these settlement agreements, the DOJ or FinCEN could impose monetary penalties and the DOJ could determine that approximately $20 million of the total amount to be forfeited under the agreement with the DOJ would not be forgiven (as is contemplated under the agreement), but instead would be payable to the DOJ. These potential monetary penalties could have a material adverse effect on our business, financial condition and results of operations.

In addition, compliance with the terms of these settlement agreements could impose significant additional burdens on us, including increased compliance costs and potential burdens on our business that could adversely affect our competitive advantage. These compliance costs and other burdens could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to achieve, or may be delayed in achieving, our initiatives to drive efficiency in controlling costs and managing cash flows.

We have launched a number of initiatives to improve efficiencies and reduce operating costs, as well as to improve working capital management and overall cash flows. Although we have achieved annual cost savings associated with these initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving additional cost savings, our results of operations and cash flows may be adversely affected. Also, while certain cash flow actions have benefit, and may further benefit, cash flow in the near term, cash flow may be negatively impacted in future periods if our programs do not meet expectations. Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded. The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations. The funded status of the primary U.S. pension plan was approximately 101% as of December 31, 2024. Based on our actuarial assumptions at the end of 2024, we do not expect to make contributions until 2027. A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $274 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2024. These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans. These losses have not been recognized in earnings. These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains. Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. At December 31, 2024, we had $183 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations. These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient. Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

Our effective income tax rate could change.

We operate subsidiaries in 51 countries, all of which have different income tax laws and associated income tax rates. Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries. In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses. Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business.

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

In addition, it is possible we will take additional restructuring actions, including in connection with acquisitions as well as global transformation initiatives, in one or more of our markets in the future to reduce expenses or enhance our customer facing and back-office delivery capabilities. These actions could result in significant restructuring charges at these subsidiaries, including recognizing impairment charges to write down assets and recording accruals for employee severance. Our restructuring activities may subject us to litigation risks and expenses. These charges, if required, could significantly and materially affect results of operations and cash flows.

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

We rely on our information technology ("IT") infrastructure, including the Brink's Global Information Security ("GIS") Program, which is designed to reduce risk by ensuring that computer systems are secure through protecting networks, systems, hardware, and data to mitigate cybersecurity risk and efficiently run our business. If there were to be significant problems with our IT infrastructure, such as IT data center or system failures or unplanned system disruptions, failure to develop new technology platforms to support new initiatives and product and service offerings, or a failure of our GIS Program, it could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs. Remote work by our personnel and remote access to our systems have also increased significantly, which could increase our cybersecurity risk profile. We believe our cybersecurity risks will further increase as we expand services, complete mergers and acquisitions, and employ emerging technologies, mobile applications, third-party service providers and cloud-based services. Hacking, phishing attacks, ransomware, insider threats, physical breaches or other actions may cause confidential information belonging to Brink’s, its employees or customers to be misused. Moreover, the techniques used to obtain unauthorized access to networks or to sabotage systems change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these emerging techniques, react in a timely manner, or implement adequate preventative measures. We have experienced cybersecurity incidents and unplanned system disruptions in the past, but none of these incidents or disruptions, individually or in the aggregate, have had a material adverse effect on our business, financial condition or results of operations. A significant cybersecurity incident that impacts our system, application or data center that houses sensitive and confidential data, including, but not limited to, personally identifiable information and business sensitive information, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, such an incident may result in significant challenges and costs related to coordination with third-party service providers in order to resolve related issues.

If our third-party providers do not respond in a timely manner to our needs, disaster recovery, business continuity and crisis management activities could be negatively impacted. We have programs in place that are intended to identify, protect against, detect, respond to, and recover from cybersecurity incidents and breaches and that provides employee awareness training regarding cyber risks; however, due to evolving and advanced sophisticated attackers, cyber attacks remain increasingly difficult to detect and we may need to allocate additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. Cyber attacks and security breaches may also persist undetected over extended periods of time and may not be mitigated in a timely manner to minimize the impact of a cyber attacks or security breach. Any significant cybersecurity incident, involving Brink's or its third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the Company maintains cybersecurity insurance, the Company's insurance may not be adequate to cover all losses that may be incurred in the event of a significant disruption or failure of its information technology systems.

As a global company we must adhere to applicable laws and regulations in numerous regions regarding data privacy, data protection, and data security. Privacy and data protection laws vary between countries and are subject to interpretation, which may create inconsistent or conflicting requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law. Since its inception, more geographies in which we operate have enacted laws similar to GDPR, including several countries in Asia and Latin America, as well as several states in the U.S. For example, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, imposes stringent data privacy and data protection requirements regarding the personal information of California residents, and provides for penalties for noncompliance, as well as a private right of action from individuals for certain security breaches. Additionally, the California Privacy Rights Act, which became effective on January 1, 2023, significantly modified the CCPA and has resulted in further uncertainty. The GDPR and these other privacy and data protection laws impose requirements related to the handling of personal data, mandate public disclosure of certain data breaches, and provide for substantial penalties for non-compliance. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs that are likely to increase over time. A breach of the GDPR or other such data protection regulations could result in regulatory investigations, reputational damages, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws, including representative actions and other class action-type litigation, which could amount to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm, all of which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Securities

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On November 2, 2023, the Board authorized a share repurchase program that will expire on December 31, 2025. Under this program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $500 million, excluding fees, commissions and other ancillary expenses.

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

We are a leading global provider of cash and valuables management, digital retail solutions and ATM managed services, and our success and longevity are based to a large extent on our reputation for trust, reliability and integrity. Our brand reputation, particularly the trust placed in us by our customers, could be negatively impacted in the event of perceived or actual breaches in our ability to conduct our business ethically, securely and responsibly. In addition, we have licensing arrangements that permit certain entities to use Brink’s name and/or other intellectual property in connection with their businesses. If any of these entities experienced an actual or perceived breach in its ability to conduct its business ethically, securely or responsibly, it could have a negative effect on our name and/or brand. Any damage to our reputation or brand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” "could," “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: the impact of the Company's ongoing transformation and other strategic initiatives; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully, collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; future working capital performance; the impact of foreign currency forward and swap contracts; our effective tax rate, including the impact of Pillar Two rules; realization of deferred tax assets; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the United Mine Workers of America ("UMWA") plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:
•our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;
•our ability to improve service levels and quality in our core businesses;
•market volatility and commodity price fluctuations;
•general economic issues, including supply chain disruptions, fuel price increases, new or increased international tariffs, inflation and changes in interests rates
•seasonality, pricing and other competitive industry factors;
•investment in information technology ("IT") and its impact on revenue and profit growth;
•risks associated with the usage of artificial intelligence ("AI") technologies;
•our ability to maintain an effective IT infrastructure and safeguard confidential information and risks related to a failure of our information technology systems and networks, including cloud-based applications, and risks associated with current and emerging technology threats, and damage from computer viruses, unauthorized access, cyber attacks, including increasingly sophisticated cyber attacks incorporating the use of AI and other similar disruptions;
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Overview
The Company’s Global Chief Information Officer (“Global CIO”) leads all aspects of the Company’s IT strategy, including digital capabilities and information systems. The Company’s Global Chief Information Security Officer (“Global CISO”), who reports to the Global CIO, is responsible for leading our enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, including the Brink’s GIS Program. The Global CIO, with support from the Global CISO, provides periodic reports to the Board, the Chief Executive Officer, the Chief Financial Officer (“CFO”) (to whom the Global CIO reports) and other members of our senior management. These reports include updates on our cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. The GIS Program is regularly evaluated internally and externally, including by third-party experts, and the results of those evaluations are reported to senior management and the Board. The Company also actively engages with key vendors, industry participants and intelligence and law enforcement communities as part of its continuing efforts to evaluate and enhance the effectiveness of its information security program, policies and procedures.

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

In addition, the Company’s Global Security Operations Center (the “GSOC”), an internal monitoring and reporting center that is a part of the GIS Program, provides 24/7 monitoring, detection and response capabilities for cybersecurity events. The GSOC also analyzes cyber threat intelligence from a variety of paid and non-paid sources.

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

The Company internally assesses its cybersecurity regularly and engages a third-party external auditor to conduct annual cybersecurity risk assessments, both of which allow us to identify key cybersecurity and data protection risks and develop plans, policies, and procedures to mitigate such risks.

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

We maintain cybersecurity insurance and regularly consult with third-party cybersecurity experts during our review of existing cybersecurity controls. We also perform periodic assessments of our key vendors, which allow the Company to identify vendor cybersecurity risks and develop reasonable mitigation plans.

Impacts of Cybersecurity Threats and Prior Incidents
We have experienced and expect to continue to experience cybersecurity attacks and have expended human and financial resources to respond to such attacks.

Although we have taken significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. As of December 31, 2024, management has determined that none of the cyberattacks we have experienced, individually or in the aggregate, have had a material adverse effect on our business, financial condition, or results of operations, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information about these risks, see the risk factor titled “Risks associated with information technology can expose Brink’s to business disruptions, cybersecurity breaches and regulatory violations” under Item 1A of this Annual Report on Form 10-K and incorporated by reference herein.

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

Management’s Role in Assessing and Managing our Material Risks from Cybersecurity Threats
Neelu Sethi serves as the Global CIO and reports to Kurt McMaken, the CFO. Ms. Sethi has over 25 years of experience in the IT field and oversees all aspects of our IT, from planning and implementing enterprise IT systems to improving service quality, compliance and corporate development. Ms. Sethi sets our strategic vision and roadmap to define, build and optimize our IT systems, policies and operations. Ms. Sethi regularly reports to the Board regarding cybersecurity risks.

James Holley, the Global CISO, oversees our information, cyber, and technology security and reports to the Company’s Global CIO. Mr. Holley has over 30 years of leadership, operational and technical experience in information security. He leads the development, implementation and enforcement of security policies and data breach resiliency plans, as well as works with internal and external cybersecurity and IT teams to monitor and maintain the security of our IT infrastructure. Mr. Holley holds a master's degree in computer science with a concentration in information security as well as multiple information security certifications.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2024.

	Facilities			Vehicles
Segments	Leased	Owned	Total	Leased	Owned	Total

North America	231	36	267	3,310	818	4,128
Latin America	329	81	410	1,010	4,058	5,068
Europe	157	36	193	2,890	1,571	4,461
Rest of World	387	7	394	908	1,512	2,420
Corporate Items	5	—	5	—	—	—
Total	1,109	160	1,269	8,118	7,959	16,077

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following is a list as of February 26, 2025, of the names and ages of the executive officers of the Company indicating the principal positions and offices held by each. There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Mark Eubanks	52	President and Chief Executive Officer	2022
Kurt B. McMaken	55	Executive Vice President and Chief Financial Officer	2022
Guillermo Peschard Mijares	52	Executive Vice President and President, Latin America	2024
Elizabeth A. Galloway	47	Executive Vice President and Chief Human Resources Officer	2023
Lindsay K. Blackwood	48	Executive Vice President, General Counsel and Corporate Secretary	2021
James K. Parks	56	Executive Vice President and President, Europe, Middle East, Africa and Asia	2023
Daniel J. Castillo	56	Executive Vice President and President, North America	2022
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

Mr. Peschard was appointed as Executive Vice President and President, Latin America in December 2024. Prior to that, he served as Senior Vice President of Global Strategic Cost Transformation at PepsiCo, Inc. ("PepsiCo"), a multinational food, snack and beverage corporation, from 2020 to 2024 and previously as Chief Strategy and Transformation Officer for PepsiCo's Latin American business from 2015-2020. Prior to that, he served as the General Manager and Senior Vice President at Walmart Mexico and Central America's Financial Services business from 2014-2015 and served as the Chairman of the Board of Banco Walmart Mexico in 2015.

Ms. Galloway was appointed as the Company’s Executive Vice President and Chief Human Resources Officer in May 2023. Prior to that, she served as Executive Vice President and Chief Human Resources Officer at Invitation Homes, Inc., the leading single-family home leasing and management company in the United states, from 2019 to May 2023. Prior to that, she served as Chief Human Resources Officer at At Home Group Inc. ("At Home"), an operator of home decor superstores, from 2018 to 2019. Before At Home, Ms. Galloway also served in human resources leadership roles at PepsiCo, Owens Corning, a leading building and construction materials manufacturer, and Marathon Petroleum Corporation, a petroleum refining, marketing and transportation company.

Ms. Blackwood was appointed as the Company's Executive Vice President and General Counsel and Corporate Secretary in November 2021. Ms. Blackwood joined the Company in 2012 as assistant general counsel and served in that role until 2020, when she was named Vice President, Associate General Counsel. She has served as the Company’s Corporate Secretary since 2013. Prior to joining Brink’s, she served as Associate Chief Counsel and Corporate Secretary for Cigna Corporation, a multinational healthcare and insurance company.

Mr. Parks was appointed as Executive Vice President and President, Europe, Middle East, Africa and Asia in May 2023. Prior to that, he served as Executive Vice President and President of Europe from September 2021 to May 2023 and, before that, as Senior Vice President from December 2020 to September 2021. He has oversight responsibility for the Company's operations in Europe, Middle East, Africa and Asia. From January to December 2020 Mr. Parks was Senior Vice President, Strategy Deployment & Execution. From 2018 to January 2020, he was Senior Vice President, Integration. From 2015 to 2018 he served as the President and General Manager of Brink’s Canada.

Mr. Castillo was appointed as Executive Vice President and President, North America in June 2022. Prior to that, Mr. Castillo served as the Executive Vice President, North America at JELD-WEN, Inc. ("JELD-WEN"), one of the world's largest building products manufacturers, from 2020 to May 2022. Mr. Castillo joined JELD-WEN in February in 2018 as Senior Vice President, North America - Doors. Previously, he served as president of Cree Lighting, an LED lighting company, from 2016 until 2017, and, between 2001 and 2015, he held positions at Cooper Industries, an electrical product manufacturer, and Cooper Lighting, an LED lighting company, in various roles of increasing responsibility.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.” As of February 21, 2025, there were 955 shareholders of record of common stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Share Repurchase Program
On November 2, 2023, our Board authorized a $500 million share repurchase program that expires on December 31, 2025 (the “2023 Repurchase Program”).

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

During the twelve months ended December 31, 2024, we repurchased a total of 2,108,544 shares of our common stock for an aggregate of $203.6 million and an average price of $96.54 per share. These shares were retired upon repurchase. At December 31, 2024, $296 million remained available under the 2023 Repurchase Program.

In October 2021, we announced that our Board authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. In 2022, we repurchased a total of 948,395 shares of our common stock for an aggregate of $52.2 million and an average price of $55.01 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023 with approximately $28 million remaining available.

Our Board previously authorized a $250 million repurchase program in February 2020 (the “2020 Repurchase Program”).
Under the 2020 Repurchase Program, we entered into three accelerated share repurchase arrangements (each, an "ASR") with a financial institution. In each case, in exchange for an upfront payment at the beginning of each purchase period, the financial institution delivered to us shares of our common stock. The shares received were retired in the period they were delivered to us, and the upfront payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. In 2022, we received 546,993 additional shares upon the early termination of an ASR. For purposes of calculating earnings per share, we reported each ASR as a repurchase of our common stock and as a forward contract indexed to our common stock. Each ASR met the applicable criteria for equity classification, and, as a result, none were accounted for as a derivative instrument.

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 through
October 31, 2024	51,403	$105.31	51,403	$369,292,101

November 1 through
November 30, 2024	338,700	$96.57	390,103	336,584,974

December 1 through
December 31, 2024	427,217	$93.96	817,320	296,443,422

(1) In the fourth quarter of 2023, we entered into a $500 million share repurchase program that expires on December 31, 2025. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the common stocks of a selected peer group of companies. Given our unique service offerings, we do not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the logistics services industry that have similar operational characteristics, such as route-based delivery of services. The companies included in the peer group are Cintas Corporation, Iron Mountain, Inc., Euronet Worldwide, Inc., UniFirst Corporation and Waste Management, Inc.

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2019, through December 31, 2024. The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2019	2020	2021	2022	2023	2024

The Brink's Company	$100.00	80.42	73.98	61.40	101.81	108.43
S&P MidCap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
Peer Group	100.00	112.78	153.57	151.53	190.06	231.65
(a)For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2019. The cumulative return for each index is measured on an annual basis for the periods from December 31, 2019, through December 31, 2024, with the value of each index set to $100 on December 31, 2019. Total return assumes reinvestment of dividends. In 2024, we removed Stericycle, Inc. from our custom peer group because it was acquired by Waste Management, Inc. during the year. We chose the S&P Midcap 400 Index and our custom peer group as we are included in the S&P Midcap 400 Index, and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 6. RESERVED
Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2024 AND 2023
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2024

The discussion of operating results and financial condition comparing 2023 versus 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 10-K"), starting on page 22.

OPERATIONS

The Brink’s Company is a leading global provider of cash and valuables management, digital retail solutions, and ATM managed services throughout the world. These services include:

Cash and Valuables Management
•Cash-in-transit ("CIT") services – armored vehicle transportation of cash and coin
•Basic ATM services – cash replenishment and treasury management of automated teller machines ("ATMs")
•Brink's Global Services ("BGS") – secure international transportation, pick-up, packaging, customs clearance, secure vault storage, and inventory management of high-value commodities and goods
•Cash management services – counting, sorting, wrapping, check imaging, cashier balancing, counterfeit detection, account consolidation and electronic reporting
•Vaulting services – combines CIT services, cash management, vaulting and electronic reporting technologies for banks
•Other Services – guarding, commercial security, and payment services

Digital Retail Solutions ("DRS") and ATM Managed Services ("AMS")
•DRS – services that facilitate faster access to cash deposits leveraging Brink’s tech-enabled devices and software platforms that enable enhanced customer analytics and visibility
•AMS – comprehensive solutions for ATM management, including cash forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, first and second line maintenance, parts provisioning, funds settlements and installation services

We manage our business in the following four segments:
•North America – operations in the U.S. and Canada, including the BGS line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business,
•Europe – total operations in European countries that primarily provide services outside of the BGS line of business, and
•Rest of World – operations in the Middle East, Africa and Asia. This segment also includes total operations in European countries that primarily provide BGS services and BGS activity in Latin American countries where we do not have an ownership interest.

We believe that Brink’s has significant competitive advantages including:
•brand recognition;
•reputation for a high level of service and security;
•risk management and logistics expertise;
•global network and customer base;
•proven operational excellence
•high-quality insurance coverage and financial strength; and
•innovative technology-enabled offerings.

Our strategy continues to focus on growing Brink’s by providing a superior customer experience and driving continuous improvement. We will achieve this by delivering on four strategic pillars: (1) Partner for Customer Success, (2) Innovate to Grow, (3) Run the Business Better, and (4) Win as Team Brink's. This framework considers our global footprint and values-driven culture.

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

RESULTS OF OPERATIONS
Analysis of Results

Consolidated Results

	Years Ended December 31,			% change
(In millions, except for percentages and per share amounts)	2024	2023	2022	2024	2023

GAAP
Revenues	$5,011.9	4,874.6	4,535.5	3	7
Cost of revenues	3,743.1	3,707.1	3,461.9	1	7
Selling, general and administrative expenses	834.5	688.1	687.0	21	—
Operating profit	453.0	425.2	361.3	7	18
Operating profit margin	9.0%	8.7%	8.0%	fav	fav
Income from continuing operations(a)	161.8	86.0	173.5	88	(50)
Diluted EPS from continuing operations(a)	$3.61	1.83	3.63	97	(50)

Non-GAAP(b)
Non-GAAP operating profit	629.4	615.0	550.3	2	12
Non-GAAP operating profit margin	12.6%	12.6%	12.1%	—	fav
Non-GAAP income from continuing operations(a)	321.4	344.6	286.4	(7)	20
Adjusted EBITDA	911.9	867.2	788.3	5	10
Non-GAAP diluted EPS from continuing operations(a)	7.17	7.35	5.99	(2)	23
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)These measures are supplemental financial measures that are not required by, or presented in accordance with, GAAP. See page 34 for further information on these non-GAAP measures and reconciliations to the applicable GAAP measures.

GAAP Basis
Analysis of Consolidated Results: 2024 versus 2023
Consolidated Revenues  Revenues increased $137.3 million due to organic increases in Latin America ($461.8 million), Europe ($82.3 million), North America ($36.6 million), and Rest of World ($20.7 million) and the favorable impact of acquisitions ($23.7 million), partially offset by the unfavorable impact of currency exchange rates ($487.8 million). The unfavorable currency impact was driven primarily by the Argentine peso. Revenues increased 12% on an organic basis primarily due to inflation-based price increases and growth in AMS and DRS revenue. See below for our definition of “organic change” and "organic growth."

Consolidated Costs and Expenses  Cost of revenues increased 1% to $3,743.1 million primarily due to higher revenue partially offset by the impact of currency exchange rates. Selling, general and administrative costs increased 21.3% to $834.5 million primarily due to organic increases in labor and other administrative costs, costs incurred in connection with the resolutions of the U.S. Department of Justice ("DOJ") and the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") investigations (see Note 23), and costs related to transformation initiatives, partially offset by the the impact of currency exchange rates.

Consolidated Operating Profit and Operating Profit Margin Operating profit margin increased from 8.7% to 9.0%. Operating profit increased $27.8 million due mainly to:
•organic increases in Latin America ($149.0 million), Europe ($12.2 million), North America ($7.6 million), and Rest of World ($5.6 million),
•lower costs incurred related to reorganization and restructuring ($16.1 million),
•lower costs related to business acquisitions and dispositions ($8.6 million), including the impact of acquisition-related charges, included in "Other items not allocated to segments", and
•favorable operating impact of business acquisitions ($1.7 million), excluding intangible amortization and acquisition-related charges,

partially offset by:
•unfavorable changes in currency exchange rates ($96.5 million) primarily driven by the Argentine peso,
•higher costs in connection with the resolutions of DOJ/FinCEN investigations ($45.7 million),
•higher transformation initiative costs ($22.9 million), and
•higher corporate expenses on an organic basis ($12.4 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $75.8 million to $161.8 million due to lower income tax expense ($46.5 million), higher interest and other nonoperating income ($34.3 million), and the increase in operating profit mentioned above, partially offset by higher interest expense ($31.6 million). Diluted earnings per share from continuing operations was $3.61, up from $1.83 in 2023.

Non-GAAP Basis
Analysis of Consolidated Results: 2024 versus 2023

Non-GAAP Financial Measures  The non-GAAP measures included in the table above and the analysis below present our operating profit, operating profit margin, income from continuing operations, adjusted EBITDA and earnings per share without certain income and expense items that do not reflect the regular earnings of the Company's operations. These non-GAAP measures are described in more detail on page 34 and are reconciled to comparable GAAP measures on pages 35-38.

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin was 12.6%. Non-GAAP operating profit increased $14.4 million due mainly to:
•organic increases in Latin America ($149.0 million), Europe ($12.2 million), North America ($7.6 million), and Rest of World ($5.6 million) and
•the favorable operating impact of business acquisitions ($1.7 million), excluding intangible amortization and acquisition-related charges,

partially offset by:
•unfavorable changes in currency exchange rates ($149.3 million), driven primarily by the Argentine peso, and
•higher corporate expenses on an organic basis ($12.4 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $23.2 million to $321.4 million due to higher interest expense ($32.4 million), lower interest and other nonoperating income ($20.6 million), and higher noncontrolling interest ($1.2 million), partially offset by lower income tax expense ($16.6 million) and the operating profit increase mentioned above. Non-GAAP diluted earnings per share from continuing operations was $7.17, down from $7.35 in 2023.

Adjusted EBITDA Adjusted EBITDA increased 5% to $911.9 million primarily due to the increase in non-GAAP operating profit ($14.4 million), excluding the impact of higher non-GAAP depreciation and amortization ($11.6 million).

Revenues and Operating Profit by Segment

			Impact of			% Change
		Organic	Acquisitions /	Currency			Organic
(In millions, except for percentages)	2023	Change(a)	Dispositions(b)	Effect(c)	2024	Total	Growth(a)
Revenues:
North America	$1,601.1	36.6	13.9	(1.9)	1,649.7	3	2
Latin America	1,332.3	461.8	2.2	(485.3)	1,311.0	(2)	35
Europe	1,136.8	82.3	7.6	0.7	1,227.4	8	7
Rest of World	804.4	20.7	—	(1.3)	823.8	2	3
Segment revenues	4,874.6	601.4	23.7	(487.8)	5,011.9	3	12

Revenues	$4,874.6	601.4	23.7	(487.8)	5,011.9	3	12

Operating profit:
North America	$185.2	7.6	1.3	(0.1)	194.0	5	4
Latin America	280.3	149.0	(0.1)	(156.9)	272.3	(3)	53
Europe	125.0	12.2	0.8	(0.1)	137.9	10	10
Rest of World	164.1	5.6	(0.3)	(0.8)	168.6	3	3
Segment operating profit	754.6	174.4	1.7	(157.9)	772.8	2	23
Corporate expenses(d)	(139.6)	(12.4)	—	8.6	(143.4)	3	9
Other items not allocated to segments(d)	(189.8)	(48.0)	8.6	52.8	(176.4)	(7)	25

Operating profit	$425.2	114.0	10.3	(96.5)	453.0	7	27

Amounts may not add due to rounding.

(a)Organic change and organic growth are supplemental financial measures that are not required by, or presented in accordance with, GAAP, and are described in more detail on page 34.
(b)Amounts include the impact of prior year comparable period results for acquired and disposed businesses. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 34.
(c)The amounts in the “Currency” column consist of the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 34.
(d)See page 26-29 for further information, where these items are discussed in more detail.

Analysis of Segment Results: 2024 versus 2023

North America
Revenues increased 3% ($48.6 million) primarily due to a 2% organic increase ($36.6 million) and the favorable impact of acquisitions ($13.9 million), partially offset by the unfavorable impact of currency exchange rates ($1.9 million) from the Canadian dollar. Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue in the U.S., partially offset by lower BGS revenue. Operating profit increased ($8.8 million), primarily due to a 4% organic increase ($7.6 million). The organic increase was primarily driven by the net impact of revenue mix and cost productivity improvements from transformation initiatives in the U.S., partially offset by technology and operational investments.

Latin America
Revenues decreased 2% ($21.3 million) primarily due to the unfavorable impact of currency exchange rates ($485.3 million), primarily from the Argentine peso, mostly offset by a 35% organic increase ($461.8 million) and the favorable impact of acquisitions ($2.2 million). The organic increase was driven by inflation-based price increases across the segment and growth in AMS and DRS revenue. Operating profit decreased 3% ($8.0 million) due to the unfavorable currency exchange rates ($156.9 million) largely offset by a 53% organic increase ($149.0 million). The organic increase was driven by organic revenue growth which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 8% ($90.6 million) due to a 7% organic increase ($82.3 million) and the favorable impact of acquisitions ($7.6 million). The organic increase was primarily due to price increases throughout the segment and the growth of AMS and DRS revenue. Operating profit increased ($12.9 million) primarily due to an organic increase ($12.2 million) and the favorable impact of acquisitions ($0.8 million). The organic increase was primarily driven by higher revenue which outpaced the impact of labor and other cost increases and the revenue mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 2% ($19.4 million) due a 3% organic increase ($20.7 million). The organic increase was primarily due to growth in AMS and DRS. Operating profit increased $4.5 million primarily due to a 3% organic increase ($5.6 million). The organic increase was primarily due to the revenue mix benefit of higher AMS and DRS revenue.

Analysis of Income and Expenses Not Allocated to Segments: 2024 versus 2023

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

Corporate Expenses

	Years Ended December 31,			% change
(In millions, except for percentages)	2024	2023	2022	2024	2023

General, administrative and other expenses	$(167.2)	(152.8)	(161.5)	9	(5)
Foreign currency transaction gains (losses)	23.9	15.3	10.9	56	40
Reconciliation of segment policies to GAAP	(0.1)	(2.1)	1.8	(95)	unfav
Corporate expenses	$(143.4)	(139.6)	(148.8)	3	(6)

Corporate expenses in 2024 increased by $3.8 million versus the prior year. This was primarily driven by higher net compensation costs, including share-based compensation and bonus accruals ($11.8 million), partially offset by higher foreign currency transaction gains ($8.6 million).

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions, except for percentages)	2024	2023	2022	2024	2023

Reorganization and restructuring	$(1.5)	(17.6)	(38.8)	(91)	(55)
Acquisitions and dispositions	(62.5)	(70.6)	(86.6)	(11)	(18)
Argentina highly inflationary impact	(35.0)	(86.8)	(41.7)	(60)	unfav
Transformation initiatives	(28.4)	(5.5)	—	unfav	unfav
DOJ/FinCEN investigations	(45.7)	—	—	unfav	—
Non-routine auto loss matter	(2.0)	(8.0)	—	(75)	unfav
Change in allowance estimate	—	—	(15.6)	—	(100)
Ship loss matter	—	—	(4.9)	—	(100)
Chile antitrust matter	(1.3)	(0.5)	(1.4)	unfav	(64)
Reporting compliance	—	(0.8)	—	(100)	—
Total Other items not allocated to segments	$(176.4)	(189.8)	(189.0)	(7)	—

Reorganization and restructuring

Costs associated with certain reorganization and restructuring actions are excluded from reported non-GAAP results. These items primarily include severance charges and asset impairment losses. The 2022 Global Restructuring Plan was designed to, among other things, enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions in light of the COVID-19 pandemic. Other restructuring actions were primarily in response to the COVID-19 pandemic and a decision to exit a line of business in our Canada operating unit. Due to the unusual nature of the underlying events that led to these actions, the charges are not considered part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously disclosed restructuring program across our global business operations. In total, we have recognized $34.0 million in charges under this program, including $0.8 million in 2024. The actions under this program were substantially completed in 2024. Severance actions from this restructuring plan reduced our global workforce by approximately 3,200 positions.

Other Restructurings
As a result of other restructuring actions, we recognized $16.6 million of net costs in 2022, primarily severance costs. We recognized $6.6 million of net costs in 2023, primarily severance costs. We recognized $0.7 million of net costs in 2024. The actions were substantially completed in 2024.

Charges related to these restructuring actions were excluded from the segments and Corporate expenses as shown in the table below:

	Years Ended December 31,			% change
(In millions, except for percentages)	2024	2023	2022	2024	2023
Reportable Segments:
North America	$(0.5)	$(4.2)	(11.8)	(88)	(64)
Latin America	(0.3)	(4.9)	(15.7)	(94)	(69)
Europe	(0.7)	(6.1)	(9.7)	(89)	(37)
Rest of World	—	(1.2)	(1.2)	(100)	—
Total excluded from reportable segments	(1.5)	(16.4)	(38.4)	(91)	(57)
Excluded from Corporate expenses	—	(1.2)	(0.4)	(100)	unfav
Total Reorganization and restructuring costs	$(1.5)	$(17.6)	(38.8)	(91)	(55)

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

These items are described below:

2024 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $58.3 million in 2024.
•Net charges of $2.4 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $1.1 million in integration costs in 2024.
•A net credit of $1.3 million related to the reversal of a retention liability for key PAI employees was recorded in 2024.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In 2022, we recognized $41.7 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $37.6 million. In 2023, we recognized $86.8 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $79.1 million. In 2024, we recognized $35.0 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $18.4 million. These non-cash charges are not part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we incurred $5.5 million of expense in 2023 and an additional $28.4 million in 2024. The transformation costs primarily include third party professional services and project management charges. These costs relate to a discrete program and are not reflective of our ongoing operating cost structure, and are not indicative of our core operating expenses or normal activities. Additionally, management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

DOJ/FinCEN investigations During 2024, we accrued $45.7 million in connection with the DOJ and FinCEN investigations, which was primarily related to cross-border shipments of cash and things of value and anti-money laundering and Bank Secrecy Act compliance. This amount represents an estimate of $42.0 million for the resolutions with the DOJ and FinCEN, as well as $3.7 million of third-party legal costs associated with this matter. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts, including associated third-party costs, and the underlying investigation are such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results. See Note 23 for details.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 and recognized additional amounts in subsequent years (which were primarily related to changes in currency rates). Overall, these charges related to a potential fine associated with an investigation by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts, including the estimated loss and associated third-party costs, is such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years of the underlying event. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results. See Note 23 for details.

Non-routine auto loss matter In 2023, a Brink’s employee was involved in a motor vehicle accident with unique circumstances that resulted in the death of a third party and, in connection with the ensuing litigation, Brink’s recognized an $10.0 million charge. Due to the unusual nature of the matter, including the unique circumstances of the claim, potential magnitude of remedy, and variation from our ordinary-course litigation strategy, we consider the litigation as separate and distinct from routine legal matters. Management does not believe that similar litigation will likely recur within the next two years, and there have been no similar matters within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Ship loss matter In 2015, Brink’s placed cargo containing customer valuables on a ship which suffered extensive damages and losses of cargo. Our cargo did not suffer any damage. However, the ship owner declared a "general average claim," an ancient maritime law principle, to recover losses from customers with undamaged cargo based on the pro rata value of ship cargo. In the fourth quarter of 2022, we recognized a $4.9 million charge for our estimate of the probable loss. Due to the unusual nature of the events that led to the charge, a similar charge is not reasonably likely to recur within two years, nor were similar costs incurred within the prior two years. Management has excluded this amount when evaluating internal performance. Therefore, it has not been allocated to segment or Corporate results and is excluded from non-GAAP results.

Change in allowance estimate In the first quarter of 2022, we refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions in determining an appropriate allowance. As many of our regions began to recover from the COVID-19 pandemic, we re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the subsequent quarters of 2022, the additional allowance was reduced by $1.1 million as a result of collections. The charge and credit were not reflective of the Company's operations and revenue generating activities in the periods recorded. Additionally, given the unusual nature of the events that led to the charge (i.e. the COVID-19 pandemic), a similar charge is not reasonably likely to recur within two years, nor were similar costs incurred within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

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

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions, except for percentages)	2024	2023	2022	2024	2023

Foreign currency items:
Transaction gains (losses)	$16.5	(85.1)	(68.7)	fav	24
Derivative instrument gains (losses)	(11.0)	21.3	42.0	unfav	(49)
Royalty income	8.0	7.5	9.1	7	(18)
Impairment losses	(4.8)	(10.3)	(9.0)	(53)	14
Indemnification asset adjustments	(2.4)	(3.4)	(7.8)	(29)	(56)
Contingent consideration liability adjustments	—	6.2	—	(100)	fav
Gains on sale of property and other assets	3.9	1.9	2.7	fav	(30)
Share in earnings of equity method affiliates	3.0	2.8	2.1	7	33
Other	5.5	4.9	4.3	12	14
Other operating income (expense)	$18.7	(54.2)	(25.3)	fav	unfav

2024 versus 2023
We reported other operating income of $18.7 million in 2024 versus other operating expense of $54.2 million in the prior year. The change was primarily due to net gains of $5.5 million from foreign currency items in 2024 as compared to net losses of $63.8 million from foreign currency items in 2023. This change was driven primarily by lower currency remeasurement losses in 2024 related to highly inflationary accounting in Argentina. The foreign currency items above do not include business acquisition-related currency items which are reported in interest and other nonoperating income (expense).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions, except for percentages)	2024	2023	2022	2024	2023

Interest expense	$235.4	203.8	138.8	16	47

Interest expense was higher in 2024 primarily due to higher interest rates on corporate debt. Borrowings were used to fund general corporate initiatives and other working capital needs. See Note 15 for further information.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions, except for percentages)	2024	2023	2022	2024	2023
Interest income	$48.9	36.3	23.6	35	54
Gain (loss) on equity and debt securities	5.0	(12.8)	—	fav	unfav
Foreign currency transaction gains (losses)	0.3	(1.1)	2.4	fav	unfav
Retirement benefit cost other than service cost	(0.2)	(0.5)	(16.7)	(60)	(97)
Argentina turnover tax	(3.4)	(6.8)	(1.8)	(50)	unfav
Non-income taxes on intercompany billings	(2.1)	(2.6)	(2.3)	(19)	13
Other	0.2	1.9	(1.5)	(89)	fav
Interest and other nonoperating income (expense)	$48.7	14.4	3.7	fav	fav

Interest and other nonoperating income (expense) was higher in 2024 compared to 2023 primarily due to gains on equity and debt securities in 2024 versus losses in the prior year. The 2023 losses were primarily related to the impact of highly inflationary accounting on investments in marketable securities held by Argentina. Higher income in 2024 was also driven by an increase in interest income on surplus cash in money market investments, including in Argentina. The change from 2022 to 2023 was caused mainly by a reduction in retirement benefit costs attributed to lower amortization of actuarial losses. Refer to Note 4 for further explanation.

Income Taxes

Summary Reconciliation of Effective Income Tax Rate to U.S. Federal Tax Rate

(In percentages)	2024	2023	2022

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.5	4.7	7.5
Taxes on cross border income, net of credits	2.9	7.9	6.9
Adjustments to valuation allowances	(2.8)	18.5	(21.1)
Foreign income taxes	(1.0)	6.0	(0.7)
French business tax	0.3	0.4	0.8
State income taxes, net	2.0	0.6	0.7
Share-based compensation	1.3	1.8	1.3
Acquisition costs	—	0.2	—
Nondeductible fines and penalties	3.8	—	—
Other	(0.2)	(2.1)	1.9
Effective income tax rate on continuing operations	34.8%	59.0%	18.3%

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

Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The provisions effective in 2024 did not have a material impact on our results of operations, financial position or cash flows, and we do not expect the provisions in 2025 to have a materially adverse impact on our results of operations, financial position or cash flows.

2024 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2024 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations, U.S. taxable income and credit limitations, and Argentina nondeductible inflation, net of deductible Argentina inflation adjustments.
2023 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2023 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations, the increase of valuation allowances on U.S. foreign tax credits, and Argentina nondeductible inflation, net of deductible Argentina inflation adjustments.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions, except for percentages)	2024	2023	2022	2024	2023

Net income attributable to noncontrolling interests	$11.8	10.6	11.3	11	(6)

The increase in the net income attributable to noncontrolling interests in 2024, in comparison to 2023, is primarily attributable to higher 2024 operating results reported by certain subsidiaries that are not wholly-owned. The decrease in the net income attributable to noncontrolling interests in 2023, in comparison to 2022, is primarily due to the acquisition of noncontrolling interests in the second half of 2022.

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
•Non-GAAP diluted earnings per share ("EPS") from continuing operations attributable to Brink's common shareholders: This measure equals non-GAAP income from continuing operations attributable to Brink's divided by diluted shares.
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

In addition to the rationale described above, we believe the following non-GAAP metrics are helpful in assessing cash flow and financial leverage consistent with how our management evaluates performance:
•Free Cash Flow before Dividends: This non-GAAP measure reflects management’s calculation of cash flows that are available for capital or investing activities such as paying dividends, share repurchases, debt, acquisitions and other investments. The measure is calculated as net cash flows from operating activities, adjusted to exclude certain operating activities related to cash that is not available for corporate purposes, including the impact of cash flows from restricted cash held for customers, as well as cash received and processed in certain of our secure cash management services operations. The resulting amount is further adjusted to include the impact of cash flows related to equipment used to operate our business, including capital expenditures, cash proceeds from sale of property and equipment, as well as proceeds from lessor debt financing. The latter item, which is part of cash flows from financing activities and relates to the subsequent financings of certain capital expenditures, was added to our calculation in 2024 as we believe such cash flows are similar in nature to transactions reported in Investing Activities, which have historically been included in our calculation. Prior amounts were recast to reflect this change.
•Net Debt: Net Debt equals total debt less cash and cash equivalents available for general corporate purposes. We exclude from cash and cash equivalents amounts held by our cash management services operations, as such amounts are not considered available for general corporate purposes. See page 44 for more details.

Reconciliations of Non-GAAP to GAAP Measures

Non-GAAP measures are reconciled to comparable GAAP measures either in the tables below or in “Liquidity and Capital Resources” section. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented. Most of the reconciling adjustments are described in Other Items Not Allocated to Segments above on pages 26–29. Additional reconciling items include the following:

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

Valuation allowance on tax credits As a result of new foreign tax credit regulations, we released a valuation allowance on deferred tax assets and recorded a significant income tax credit in 2022. We then re-established some of the valuation allowance in 2023 primarily related to adjustments to the previous foreign tax credit changes, resulting in a significant incremental income tax expense. In 2024, we released an incremental valuation allowance on deferred tax assets that was otherwise expected to expire and recorded a tax credit. The gains and charges related to major tax law changes that impacted U.S. foreign tax credits. These gains and charges are not considered to be part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. Therefore, they are excluded from non-GAAP results.

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

Non-GAAP Reconciled to GAAP

	2024			2023			2022
(In millions, except for percentages)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)

GAAP	$266.3	92.7	34.8%	$235.8	139.2	59.0%	$226.2	41.4	18.3%
Reorganization and restructuring(c)	1.5	0.2		17.6	3.4		38.8	8.2
Acquisitions and dispositions(c)	62.1	5.2		72.6	8.9		85.2	20.7
Argentina highly inflationary impact(c)	36.3	(5.1)		142.0	(4.5)		45.6	(2.0)
Transformation initiatives(c)	28.4	0.7		5.5	0.1		—	—
DOJ/FinCEN investigations(c)	45.7	—		—	—		—	—
Chile antitrust matter(c)	1.3	0.3		0.5	0.1		1.4	0.5
Non-routine auto loss matter(c)	2.0	—		8.0	0.2		—	—
Change in allowance estimate(c)	—	—		—	—		15.6	3.7
Ship loss matter(c)	—	—		—	—		4.9	1.3
Reporting compliance(c)	—	—		0.8	—		—	—
Retirement plans(b)	(8.4)	(0.1)		(9.0)	(2.0)		11.1	2.9
Valuation allowance on tax credits(b)	—	7.1		—	(27.8)		—	53.2
Non-GAAP	$435.2	101.0	23.2%	$473.8	117.6	24.8%	$428.8	129.9	30.3%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 35 for details.
(c)See “Other Items Not Allocated To Segments” on pages 26-29 for details.

	Years Ended December 31,
(In millions, except for per share amounts)	2024	2023	2022

Operating profit:
GAAP	$453.0	425.2	361.3
Reorganization and restructuring(a)	1.5	17.6	38.8
Acquisitions and dispositions(a)	62.5	70.6	86.6
Argentina highly inflationary impact(a)	35.0	86.8	41.7
Transformation initiatives(a)	28.4	5.5	—
DOJ/FinCEN investigations(a)	45.7	—	—
Chile antitrust matter(a)	1.3	0.5	1.4
Non-routine auto loss matter(a)	2.0	8.0	—
Ship loss matter(a)	—	—	4.9
Reporting compliance(a)	—	0.8	—
Change in allowance estimate(a)	—	—	15.6
Non-GAAP	$629.4	615.0	550.3

Income from continuing operations attributable to Brink's:
GAAP	$161.8	86.0	173.5
Reorganization and restructuring(a)	1.3	14.2	30.5
Acquisitions and dispositions(a)	55.9	62.7	63.5
Argentina highly inflationary impact(a)	41.4	146.5	47.6
Transformation initiatives(a)	27.7	5.4	—
DOJ/FinCEN investigations(a)	45.7	—	—
Chile antitrust matter(a)	1.0	0.4	0.9
Non-routine auto loss matter(a)	2.0	7.8	—
Ship loss matter(a)	—	—	3.6
Reporting compliance(a)	—	0.8	—
Retirement plans(b)	(8.3)	(7.0)	8.1
Change in allowance estimate(a)	—	—	11.9
Valuation allowance on tax credits(b)	(7.1)	27.8	(53.2)
Non-GAAP	$321.4	344.6	286.4

Adjusted EBITDA:
Net income attributable to Brink's	$162.9	87.7	170.6
Interest expense	235.4	203.8	138.8
Income tax provision	92.7	139.2	41.4
Depreciation and amortization	293.3	275.8	245.8
EBITDA	$784.3	706.5	596.6
Discontinued operations	(1.1)	(1.7)	2.9
Reorganization and restructuring(a)	1.5	16.4	37.7
Acquisitions and dispositions(a)	2.8	13.0	30.9
Argentina highly inflationary impact(a)	24.3	136.6	42.7
Transformation initiatives(a)	28.4	5.5	—
DOJ/FinCEN investigations(a)	45.7	—	—
Chile antitrust matter(a)	1.3	0.5	1.4
Non-routine auto loss matter(a)	2.0	8.0	—
Ship loss matter(a)	—	—	4.9
Reporting compliance(a)	—	0.8	—
Retirement plans(b)	(8.4)	(9.0)	11.0
Change in allowance estimate(a)	—	—	15.6
Valuation allowance on tax credits(b)	—	—	—
Share-based compensation(c)	36.6	33.0	48.6
Marketable securities (gain) loss(d)	(5.5)	(42.4)	(4.0)
Adjusted EBITDA	$911.9	867.2	788.3

	Years Ended December 31,
(In millions, except for per share amounts)	2024	2023	2022
Diluted EPS:
GAAP	$3.61	1.83	3.63
Reorganization and restructuring(a)	0.03	0.30	0.64
Acquisitions and dispositions(a)	1.25	1.33	1.33
Argentina highly inflationary impact(a)	0.92	3.13	1.00
Transformation initiatives(a)	0.62	0.12	—
DOJ/FinCEN investigations(a)	1.02	—	—
Chile antitrust matter(a)	0.02	0.01	0.02
Non-routine auto loss matter(a)	0.05	0.17	—
Ship loss matter(a)	—	—	0.08
Reporting compliance(a)	—	0.02	—
Retirement plans(b)	(0.19)	(0.15)	0.17
Change in allowance estimate(a)	—	—	0.25
Valuation allowance on tax credits(b)	(0.16)	0.59	(1.11)
Non-GAAP	$7.17	7.35	5.99

Amounts may not add due to rounding.

(a)See “Other Items Not Allocated To Segments” on pages 26-29 for details.
(b)See "Reconciliations of GAAP to Non-GAAP Measures" on page 35 for details.
(c)Due to reorganization and restructuring activities, there was a $0.9 million non-GAAP adjustment to share-based compensation in 2023. There is no difference between GAAP and non-GAAP share-based compensation amounts for the other periods presented.
(d)Due to the impact of Argentina's highly inflationary accounting, there was a $55.2 million non-GAAP adjustment for a loss in 2023, and a $1.3 million non-GAAP adjustment in 2024.

Foreign Operations

We currently serve customers in more than 100 countries, including 51 countries where we operate subsidiaries.

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

At December 31, 2024, Argentina's economy remained highly inflationary for accounting purposes. See Note 1 for more details about our Argentina operations including a description of how we account for currency remeasurement for our Argentine subsidiaries and the potential impacts of converting local currency into U.S. dollars.

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced our reported dollar revenues and operating profit. Future fluctuations in exchange rates could have either a positive or negative impact on our financial results.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of a given foreign entity. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on pages 58-59. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the Mexican peso, and the British pound and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. See Note 12 for more details regarding our economic hedges.

We have entered into cross currency swaps and foreign exchange forward swap contracts to hedge a portion of our net investments in certain of our subsidiaries with euro and Hong Kong dollar functional currencies. As net investment hedges for accounting purposes, we elected to use the spot method to assess effectiveness for these derivatives that are designated as net investment hedges. Accordingly, changes in fair value attributable to changes in the undiscounted spot rates are recorded in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of the cross currency swaps. See Note 12 for more details regarding these contracts.

We also had a long term cross currency swap contract to hedge exposure in Brazilian real, which was designated as a cash flow hedge for accounting purposes This cross currency swap contract matured and was fully settled in 2023. See Note 12 for more details about this contract.

LIQUIDITY AND CAPITAL RESOURCES
Overview

The discussion of liquidity and capital resources comparing 2023 versus 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2023 10-K, starting on page 40.

Over the last three years, we used cash generated from our operations and borrowings to
•invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, DRS devices, and information technology) ($608 million),
•repurchase shares of Brink's common stock ($426 million),
•acquire new business operations ($209 million), and
•pay dividends to Brink’s shareholders ($119 million).

Cash flows from operating activities decreased by $(276.4) million in 2024 as compared to the prior year primarily due to changes in customer obligations related to certain of our secure cash management services operations, a decrease in restricted cash held for customers and higher amounts paid for income taxes and interest, partially offset by improvements in working capital excluding taxes and interest. Cash used for investing activities increased by $36.4 million in 2024 due to net outflows related to purchases and sales of marketable securities in 2024 versus net inflows in the prior year. Cash also decreased $95.2 million in 2024 as a result of the strengthening of the U.S. dollar in 2024, primarily against the euro, Mexican peso and Argentine peso. We financed our liquidity needs in 2024 with debt and cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2024	2023	2022	2024	2023

Cash flows provided from (used in) operating activities - GAAP	$426.0	702.4	479.9	$(276.4)	222.5
(Increase) decrease in restricted cash held for customers (see Note 20)	42.9	(59.5)	(50.0)	102.4	(9.5)
(Increase) decrease in customer obligations	77.7	(66.0)	(50.0)	143.7	(16.0)
Capital expenditures	(222.5)	(202.7)	(182.6)	(19.8)	(20.1)
Cash proceeds from sale of property and equipment	29.2	18.4	5.7	10.8	12.7
Proceeds from lessor debt financing (see Note 20)	46.6	7.5	19.4	39.1	(11.9)
Free cash flow before dividends(a)	$399.9	400.1	222.4	$(0.2)	177.7

(a)Free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. See page 34 for further information on this non-GAAP measure, and see page 35 for descriptions of the adjustments.

2024 versus 2023

Cash flows from operating activities - GAAP
Cash flows from operating activities decreased by $276.4 million in 2024 compared to 2023. The decrease was attributed to changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations decreased by $77.7 million in 2024 compared to an increase of $66.0 million in 2023), restricted cash held for customers (restricted cash held for customers decreased by $42.9 million in 2024 compared to an increase of $59.5 million in 2023), higher amounts paid for income taxes (we had $122.1 million in cash payments for taxes in 2024 as compared to $96.3 million in 2023), and higher amounts paid for interest (we had $235.3 million in cash payments for interest in 2024 as compared to $195.8 million in 2023), partially offset by improvements in working capital excluding taxes and interest.

Working capital improvements resulted primarily from an ongoing focus on certain key levers, in particular more timely collection of trade accounts receivable and optimizing payment terms to vendors. Our cash flows may continue to be affected by certain discretionary actions we may take with customers and suppliers. In 2024, these actions involved, among others, centrally managing more of our overall spend and negotiating with suppliers to optimize our payment terms and conditions, including focused activity in the fourth quarter that included extending timing of payments to certain vendors. These actions contributed to an increase in trade accounts payable (amounts increased by $78.7 million in 2024 compared to a decrease of $18.0 million in 2023) included in the consolidated statements of cash flows line “Increase (decrease) in accounts payable, income taxes payable, and accrued liabilities” as well as continued improvements in trade accounts receivable (amounts decreased $40.2 million in 2024 and decreased $56.0 million in 2023) included in the consolidated statements of cash flows line “(Increase) decrease in accounts receivable and income taxes receivable”. Our efforts to improve working capital continue in 2025 as we work to formalize extended terms for more vendors and manage more of our spend in a centralized, global manner. Future working capital performance contemplates a continuation of these efforts.

Free cash flow before dividends - non-GAAP
Free cash flow before dividends was relatively flat compared to 2023, down $0.2 million. Higher amounts paid for income taxes, higher amounts paid for interest, and higher amounts paid for capital expenditures (we had $222.5 million in capital expenditures in 2024 compared to $202.7 million in 2023) were mostly offset by higher proceeds from lessor debt financing (we received $46.6 million in proceeds in 2024 compared to $7.5 million in 2023), and working capital changes discussed above.

In 2024, as noted above, we took actions focused on working capital improvements. We also increased our use of leases to finance the acquisition of assets used in the business in order to better align cash inflows and outflows.
Investing Activities

	Years Ended December 31,			$ change
(In millions)	2024	2023	2022	2024	2023

Cash flows from investing activities
Capital expenditures	$(222.5)	(202.7)	(182.6)	$(19.8)	(20.1)
Acquisitions, net of cash acquired	(19.1)	(1.5)	(173.9)	(17.6)	172.4
Dispositions, net of cash disposed	—	1.1	—	(1.1)	1.1
Marketable securities:
Purchases	(71.8)	(134.7)	(30.3)	62.9	(104.4)
Sales	57.2	150.4	11.7	(93.2)	138.7
Proceeds from sale of property and equipment	29.2	18.4	5.7	10.8	12.7
Proceeds from settlement of cross currency swap	—	—	64.3	—	(64.3)
Net change in loans held for investment	7.1	(11.1)	(25.9)	18.2	14.8
Other	3.7	(0.6)	(0.2)	4.3	(0.4)
Discontinued operations	—	0.9	—	(0.9)	0.9
Investing activities	$(216.2)	(179.8)	(331.2)	$(36.4)	151.4

Cash used by investing activities increased by $36.4 million in 2024 as compared to 2023. The increase was primarily due to increases in cash paid for the net purchases and sales of marketable securities (we had $14.6 million in net cash paid in 2024 compared to $15.7 million in net cash received in 2023), increases in cash paid for capital expenditures and increases in cash paid for acquisitions 2024. This was partially offset by a decrease in cash received for loans held for investment (we received $7.1 million for loans held for investment in 2024 compared to payments of $11.1 million in 2023), as discussed in Note 20.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2024	2023	2022	2024	2023

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$62.6	43.8	41.4	$18.8	2.4
Latin America	33.0	48.8	50.1	(15.8)	(1.3)
Europe	76.9	72.1	50.5	4.8	21.6
Rest of World	45.6	30.6	34.4	15.0	(3.8)
Corporate	4.4	7.4	6.2	(3.0)	1.2
Capital expenditures	$222.5	202.7	182.6	$19.8	20.1

Financing leases:
North America	$38.4	59.4	46.3	$(21.0)	13.1
Latin America	21.4	11.0	10.9	10.4	0.1
Europe	13.4	21.4	8.1	(8.0)	13.3
Rest of World	1.9	0.2	0.4	1.7	(0.2)
Financing leases	$75.1	92.0	65.7	$(16.9)	26.3

Total:
North America	$101.0	103.2	87.7	$(2.2)	15.5
Latin America	54.4	59.8	61.0	(5.4)	(1.2)
Europe	90.3	93.5	58.6	(3.2)	34.9
Rest of World	47.5	30.8	34.8	16.7	(4.0)
Corporate	4.4	7.4	6.2	(3.0)	1.2
Total property and equipment acquired	$297.6	294.7	248.3	$2.9	46.4

Depreciation and amortization(a)
North America	$82.4	73.9	69.1	$8.5	4.8
Latin America	53.9	53.6	49.1	0.3	4.5
Europe	57.0	54.2	39.6	2.8	14.6
Rest of World	26.2	24.4	23.6	1.8	0.8
Total reportable segments	219.5	206.1	181.4	13.4	24.7
Corporate	3.5	5.3	8.4	(1.8)	(3.1)
Argentina highly inflationary impact	12.0	5.4	2.9	6.6	2.5
Reorganization and restructuring	—	1.2	1.0	(1.2)	0.2
Acquisitions and dispositions	—	—	0.1	—	(0.1)
Depreciation and amortization of property and equipment	$235.0	218.0	193.8	$17.0	24.2

Amortization of intangible assets(a)	58.3	57.8	52.0	0.5	5.8
Total depreciation and amortization	$293.3	275.8	245.8	$17.5	30.0
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.3 in 2024, 1.4 in 2023, and 1.3 in 2022.

Capital expenditures in 2024 for our operating units were primarily for cash devices, information technology, armored vehicles, and machinery and equipment. Capital expenditures in 2024 were $19.8 million higher compared to 2023. Total property and equipment acquired in 2024 was $2.9 million higher than the prior year. This increase was primarily due to an increase in investments in armored vehicles and DRS devices.

Corporate capital expenditures in the last three years were primarily for IT investments.

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2024	2023	2022	2024	2023

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$12.9	98.6	37.7	$(85.7)	60.9
Long-term revolving credit facilities, net	(7.7)	(8.1)	226.0	0.4	(234.1)
Other long-term debt, net	320.0	(71.7)	102.9	391.7	(174.6)
Borrowings (repayments)	325.2	18.8	366.6	306.4	(347.8)

Acquisition of noncontrolling interest	(0.2)	(0.6)	(7.8)	0.4	7.2
Debt financing costs	(10.6)	—	(5.6)	(10.6)	5.6
Repurchase shares of Brink's common stock	(203.6)	(169.9)	(52.2)	(33.7)	(117.7)
Dividends to:
Shareholders of Brink’s	(41.8)	(39.6)	(37.6)	(2.2)	(2.0)
Noncontrolling interests in subsidiaries	(6.1)	(7.7)	(7.1)	1.6	(0.6)
Payment of acquisition-related obligation	(0.8)	(11.1)	(2.8)	10.3	(8.3)
Tax withholdings associated with share-based compensation	(18.6)	(8.0)	(12.2)	(10.6)	4.2
Other	(1.3)	11.0	3.9	(12.3)	7.1
Financing activities	$42.2	(207.1)	245.2	$249.3	(452.3)

Debt borrowings and repayments
Cash flows from financing activities increased by $249.3 million in 2024 compared to 2023 as we had net cash provided by financing activities of $42.3 million in 2024 compared to net cash used in financing activities of $207.1 million in 2023. The change was driven primarily by an increase in net borrowings (as discussed in Note 15) compared to the prior year, partially offset by increased cash used to to repurchase shares of common stock in the current year (we used $203.6 million in cash to repurchase shares of common stock in 2024, compared to $169.9 million in 2023).

Dividends
We paid dividends to Brink’s shareholders of $0.9475 per share or $41.8 million in 2024 compared to $0.86 per share or $39.6 million in 2023 and $0.80 per share or $37.6 million in 2022. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates decreased the amount of cash and cash equivalents by $95.2 million during 2024, compared to a decrease of $42.4 million in 2023 and a decrease of $70.1 million in 2022. The decrease in 2024 was due to the strengthening of the U.S. dollar in 2024, primarily against the euro, Mexican peso, and Argentine peso.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2024, debt as a percentage of capitalization (defined as total debt and equity) was 93%, which increased from 87% at December 31, 2023.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2024	2024	2023	$ change(a)
Debt:
Short-term borrowings
Other	$75.2	$149.3	151.7	$(2.4)
Total Short-term borrowings	$75.2	$149.3	151.7	$(2.4)

Long-term debt
Revolving Facility	$600.3	$399.7	542.1	(142.4)
Term Loans	—	1,292.2	1,343.5	(51.3)
Senior Unsecured Notes	—	1,387.8	994.4	393.4
Letter of Credit Facilities	41.0	—	—	—
Other facilities	178.4	432.1	265.8	166.3
Financing leases	—	235.1	233.8	1.3
Total Long-term debt	$819.7	$3,746.9	3,379.6	$367.3

Total Debt	$894.9	$3,896.2	3,531.3	$364.9

Total equity		$312.5	520.2	$(207.7)

(a)In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2024	2023	$ change

Debt:
Short-term borrowings	$149.3	151.7	$(2.4)
Long-term debt	3,746.9	3,379.6	367.3
Total Debt	3,896.2	3,531.3	364.9

Less:
Cash and cash equivalents	1,395.3	1,176.6	218.7
Amounts held by cash management services operations(a)	(81.3)	(166.2)	84.9
Cash and cash equivalents available for general corporate purposes	1,314.0	1,010.4	303.6

Net Debt(a)	$2,582.2	2,520.9	$61.3

(a)Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. See page 34 for further information on this non-GAAP measure, and see page 35 for a description of the adjustment. Included within Net Debt is net cash from our Argentina operations of $104 million at December 31, 2024 and $63 million at December 31, 2023 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Debt and Net Debt at the end of 2024 increased versus the prior year to provide funding for corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 15 to the consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of December 31, 2024, $600 million was available under the Revolving Credit Facility. Based on our current cash generated from operations, and amounts available under our credit facilities and our ability to access capital from financial markets, we believe that we will be able to meet our liquidity needs for the next 12 months and thereafter the foreseeable future.

Limitations on dividends from foreign subsidiaries A significant portion of our operations are outside the U.S., which may make it difficult to or costly to repatriate additional cash for use in the U.S. See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

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

Cash and Cash Equivalents
At December 31, 2024, we had $1,395.3 million in cash and cash equivalents, compared to $1,176.6 million at December 31, 2023. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions, share repurchases, and other general corporate purposes.

Equity
Common Stock
At December 31, 2024, we had 100 million shares of common stock authorized and 42.9 million shares issued and outstanding.

Preferred Stock
At December 31, 2024, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

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

During the twelve months ended December 31, 2024, we repurchased a total of 2,108,544 shares of our common stock for an aggregate of $203.6 million and an average price of $96.54 per share. These shares were retired upon repurchase. At December 31, 2024, $296 million remained available under the 2023 Repurchase Program.

In October 2021, we announced that our Board authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023 with approximately $28 million remaining available.

Our Board previously authorized a $250 million repurchase program (the "2020 Repurchase Program") in February 2020. Under the 2020 Repurchase Program, we entered into three accelerated share repurchase arrangements ("ASR") with a financial institution. In each case, in exchange for an upfront payment at the beginning of each purchase period, the financial institution delivered to us shares of our common stock. The shares received were retired in the period they were delivered to us, and the upfront payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. In 2022, we received 546,993 additional shares upon the termination of an ASR. For purposes of calculating earnings per share, we reported each ASR as a repurchase of our common stock and as a forward contract indexed to our common stock. Each ASR met the applicable criteria for equity classification, and, as a result, none were accounted for as a derivative instrument.

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
•Addition of new claimants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2024	2025	2026	2027	2028	2029

Primary U.S. pension plan
Beginning funded status	$(10.9)	8.2	14.0	19.9	26.9	39.5
Net periodic pension credit(a)	16.0	13.4	11.3	9.0	9.4	9.6
Payment from Brink’s	—	—	—	1.3	5.5	1.5
Benefit plan actuarial gain (loss)	3.1	(7.6)	(5.4)	(3.3)	(2.3)	(1.6)
Ending funded status	$8.2	14.0	19.9	26.9	39.5	49.0

UMWA plans
Beginning funded status	$(77.9)	(42.7)	(42.2)	(41.8)	(41.5)	(41.4)
Net periodic postretirement cost(a)	0.6	0.5	0.4	0.3	0.1	(0.1)
Benefit plan actuarial gain	42.9	—	—	—	—	—
Other	(8.3)	—	—	—	—	—
Ending funded status	$(42.7)	(42.2)	(41.8)	(41.5)	(41.4)	(41.5)

Black Lung plans
Beginning funded status	$(74.4)	(69.8)	(64.4)	(59.4)	(54.9)	(50.7)
Net periodic postretirement cost(a)	(3.6)	(3.6)	(3.3)	(3.1)	(2.8)	(2.6)
Payment from Brink’s	8.0	9.0	8.3	7.6	7.0	6.4
Benefit plan actuarial loss	0.2	—	—	—	—	—
Ending funded status	$(69.8)	(64.4)	(59.4)	(54.9)	(50.7)	(46.9)
(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2024. There are approximately 10,300 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2027.

UMWA Plan
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees. There are approximately 2,200 beneficiaries in the UMWA plans. The company does not expect to make contributions to these plans until 2040, based on our actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973. There are approximately 700 black lung beneficiaries as of December 31, 2024.

Non-U.S. defined-benefit pension plans
We have various defined-benefit pension plans covering eligible current and former employees of some of our international operations. See Note 4 to the consolidated financial statements for information about these non-U.S. plans' benefit obligation and estimated future benefit payments over the next 10 years.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities. These expenses are not allocated to segment results.

	Actual	Projected
(In millions)	2024	2025	2026	2027	2028	2029

Primary U.S. pension plan	$(10.9)	(8.1)	(0.6)	6.6	4.9	3.9
UMWA plans	(8.3)	(9.5)	(4.8)	(4.6)	(4.5)	(4.3)
Black Lung plans	8.2	7.7	7.1	6.6	6.1	5.6
Total	$(11.0)	(9.9)	1.7	8.6	6.5	5.2
Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2024	2025	2026	2027	2028	2029

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.4	47.8	47.7	47.3	46.9	46.3
UMWA plans	20.7	16.2	16.0	15.8	15.7	15.4
Black Lung plans	8.0	9.0	8.3	7.6	7.0	6.4
Total	$73.1	73.0	72.0	70.7	69.6	68.1

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2025	$—	—	9.0	9.0
2026	—	—	8.3	8.3
2027	1.3	—	7.6	8.9
2028	5.5	—	7.0	12.5
2029	1.5	—	6.4	7.9
2030	—	—	5.9	5.9
2031	—	—	5.5	5.5
2032	—	—	5.2	5.2
2033	—	—	4.8	4.8
2034	—	—	4.5	4.5
2035	—	—	4.2	4.2
2036	—	—	3.9	3.9
2037	—	—	3.6	3.6
2038	—	—	3.3	3.3
2039 and thereafter	—	82.0	31.8	113.8
Total projected payments	$8.3	82.0	111.0	201.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2024. The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates. Actual amounts could differ materially from the estimated amounts.

Contingent Matters

In August 2020, the Company received a subpoena issued in connection with an investigation being conducted by the U.S. Department of Justice (the “DOJ”), primarily related to cross-border shipments of cash and things of value and anti-money laundering (“AML”) compliance. Subsequently, in March 2024, as is commonly the case with this type of matter, the Company received a Notice of Investigation from the U.S. Treasury’s Financial Crimes Enforcement Network (“FinCEN”) related to Bank Secrecy Act/AML compliance that involves substantially the same conduct that was the subject to the DOJ’s investigation.

On January 31, 2025, Brink’s Global Services USA, a subsidiary of the Company, entered into a Consent Order Imposing Civil Money Penalty with FinCEN and a Non-Prosecution Agreement (the “NPA”) with the DOJ, to fully resolve these matters. As part of these resolutions, the Company agreed to pay $42 million to these agencies over three years, beginning in January 2025 and, as of December 31, 2024, accrued $42 million for the settlement amounts. The Company agreed to pay FinCEN $17 million (which represents the amount due after crediting $20 million to the Company’s payment to the DOJ from the total $37 million penalty assessed by FinCEN). The Company agreed to pay $25 million to the DOJ (which represents the amount due after crediting $5 million for the Company’s swift resolution and acceptance of responsibility as well as $20 million that will be forgiven at the end of the two-year term of the NPA so long as the Company has not breached the NPA).

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

In addition to the matters discussed above, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable. Except as otherwise noted, we do not believe that it is reasonably possible the ultimate disposition of any of the legal matters currently pending against the Company could have a material adverse effect on our liquidity, financial position or results of operations.

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

Valuation Allowances

	December 31,
(In millions)	2024	2023

U.S.	$44.0	54.9
Non-U.S.	74.1	73.1
Total	$118.1	128.0

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $176 million of net deferred tax assets at December 31, 2024, of which $183 million in gross deferred tax assets are related to U.S. jurisdictions.

In 2024, we concluded that we were more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $7 million valuation allowance benefit through income from continuing operations and an additional $2 million valuation allowance reduction through other comprehensive income (loss).

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

Non-U.S. Deferred Tax Assets
In 2024, we recognized a tax expense of $1 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions. In 2023, we recognized a tax expense of $2 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.

Business Acquisitions

Accounting Policy
In the three years ended December 31, 2024, we have completed multiple business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations. Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

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

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2024, we had property and equipment of $982.7 million, goodwill of $1,434.9 million and other intangible assets of $422.3 million, net of accumulated depreciation and amortization. We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment. Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

We performed a goodwill impairment test on these reporting units as of October 1, 2024 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate:
Retirement cost	5.1%	5.4%	2.8%	5.1%	5.4%	2.8%	5.1%	5.4%	2.7%
Benefit obligation at year end	5.6%	5.1%	5.4%	5.6%	5.1%	5.4%	5.5%	5.1%	5.4%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year. The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2024, actual expenses for 2024 and projected expenses for 2025 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2024

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$635.7	579.5	531.7
UMWA plans	186.8	172.2	159.7

Actual 2024 and Projected 2025 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2024	2024	2024	2025	2025	2025

Primary U.S. pension plan
Discount rate assumption	5.1%	4.1%	6.1%	5.6%	4.6%	6.6%
Retirement cost	$(10.9)	(5.6)	(13.3)	$(8.1)	(3.6)	(11.0)

UMWA plans
Discount rate assumption	5.1%	4.1%	6.1%	5.6%	4.6%	6.6%
Retirement cost	$(8.3)	(7.9)	(8.7)	$(9.5)	(9.2)	(9.9)

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn. We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for actual 2024 expense. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2025 expense.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions. Our 2024 and projected 2025 expense would have been different if we had used different expected-rate-of-return assumptions. For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2024 and projected 2025 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2024	2024	2024	2025	2025	2025

Expected-return-on-asset assumption
Primary U.S. pension plan	7.00%	6.00%	8.00%	7.00%	6.00%	8.00%
UMWA plans	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%

Primary U.S. pension plan	$(10.9)	(4.3)	(17.5)	$(8.1)	(1.7)	(14.5)
UMWA plans	(8.3)	(7.0)	(9.6)	(9.5)	(8.3)	(10.7)

Effect of improving or deteriorating actual future market returns. Our funded status at December 31, 2025, and our 2026 expense will be different from currently projected amounts if our projected 2025 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2025 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2025
Primary U.S. pension plan	7.00%	14.00%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2025
Primary U.S. pension plan	$14	53	(25)
UMWA plans	(42)	(32)	(52)

2026 Expense(a)
Primary U.S. pension plan	$(1)	(2)	1
UMWA plans	(5)	(7)	(3)

(a)Actual future returns on investments will not affect our earnings until 2026 since the earnings in 2025 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2024	2025	2026	2024	2025	2026

Primary U.S. pension plan expense	$(10.9)	(8.1)	(0.6)	$5.3	5.3	4.0

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 6.5% for 2025, and we project this rate to decline to 5% in 2031 and hold at 5% thereafter. Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 6.5% for 2025 is based on the above-described factors, combined with our recent actual experience.

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

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2024	2023	2022	2021	2020
UMWA plans	2,200	2,400	2,500	2,700	2,900
Black Lung	700	700	800	800	700
U.S. pension	10,300	10,500	10,700	10,800	11,000

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

Application of Accounting Policy

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2022, the Argentine peso declined by approximately 42% (from 103.1 to 178.6 pesos to the U.S. dollar). For the year ended December 31, 2023, the Argentine peso declined by approximately 79% (from 178.6 to 833.3 pesos to the U.S. dollar). For the year ended December 31, 2024, the Argentine peso declined by approximately 19% (from 833.3 to 1,031.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2024, we recognized $18.4 million in pretax remeasurement losses. In 2023 and in 2022, we recognized $79.1 million and $37.6 million in pretax remeasurement losses, respectively.

At December 31, 2024, Argentina's economy remained highly inflationary for accounting purposes. At December 31, 2024, we had net monetary assets denominated in Argentine pesos of $115.9 million, including cash of $104.0 million. At December 31, 2024, we had net nonmonetary assets of $147.5 million (including $103.1 million of goodwill and $21.2 million in debt securities denominated in Argentine pesos).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently serve customers in more than 100 countries, including 51 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and managed by us as an integral part of our overall risk management program.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2024. Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2024, a hypothetical 10% increase in rates would increase cash outflows by approximately $6.4 million over a twelve-month period. In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 6.14% per annum at December 31, 2024. If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.50 percentage points to 6.64%. The effect on the fair values of our cumulative $1.4 billion of unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2024 levels would result in a $37.7 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations. Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations. To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time. At December 31, 2024, the notional value of our shorter outstanding foreign currency forward and swap contracts was $1,158 million with average contract maturities of approximately one month. These contracts primarily offset exposures in the euro, the Mexican peso, and the British pound. Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.

We have entered into cross currency swaps to hedge a portion of our net investments in certain of our subsidiaries with euro functional currency. In July 2022, we terminated the cross currency swap contracts hedging a portion of our net investment in certain euro functional currency subsidiaries and received $67 million in cash for the fair value of the derivative assets at the settlement date. We subsequently entered into new cross currency swaps with a total notional value of $400 million to hedge a portion of our net investments in certain of our subsidiaries with euro functional currency. At December 31, 2024, the notional value of these cross currency swaps contracts was $400 million with a weighted-average remaining maturity of 1.1 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 5.3 years for the cross currency swaps maturing in April 2031. The effect on the fair value of these cross currency swaps of a hypothetical 10% appreciation in the forward May 2026 euro exchange rate and a hypothetical 10% appreciation in the forward April 2031 euro exchange rate from year-end 2024 levels would result in a $38.2 million change in fair values, changing the December 31, 2024 net liability of $16.1 million to a net liability of $54.3 million.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2024 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2024 earnings into U.S. dollars	$(49.6)
Transaction gains (losses)(a)	(13.2)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries (a)	(164.0)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Brink's Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of Audit Evidence over Revenue

As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company’s operations are disbursed among many countries. The Company recorded $5,011.9 million of revenue for the year ended December 31, 2024.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence over revenue, including determining the locations for which procedures were performed, because of the geographical dispersion of the Company’s revenue generating activities.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations for which those procedures were to be performed. At each Company location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process. For a sample of revenue transactions, we compared the amounts recognized by the Company to relevant underlying documentation such as contracts with customers and cash receipts, or other third-party evidence. At one location, we also performed a software-assisted data analysis to test relationships among certain revenue transactions. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.

Richmond, Virginia
February 26, 2025

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$1,395.3	1,176.6
Restricted cash	445.1	507.0
Accounts receivable (net of allowance: 2024 - $24.5; 2023 - $30.4)	733.5	779.0
Prepaid expenses and other	314.0	325.7
Total current assets	2,887.9	2,788.3

Right-of-use assets, net	354.9	337.7
Property and equipment (net of accumulated depreciation and amortization: 2024 - $1,633.2; 2023 - $1,620.1)	982.7	1,013.3
Goodwill	1,434.9	1,473.8
Other intangibles (net of accumulated amortization: 2024 - $321.3; 2023 - $278.7)	422.3	488.3
Deferred income taxes	239.2	231.8
Other	301.2	268.6

Total assets	$6,623.1	6,601.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$149.3	151.7
Current maturities of long-term debt	141.7	117.1
Accounts payable	316.6	249.7
Accrued liabilities	1,058.1	1,126.9
Restricted cash held for customers	232.7	298.7
Total current liabilities	1,898.4	1,944.1

Long-term debt	3,605.2	3,262.5
Accrued pension costs	122.5	148.5
Retirement benefits other than pensions	111.5	159.6
Lease liabilities	278.6	265.8
Deferred income taxes	62.8	56.5
Other	231.6	244.6
Total liabilities	$6,310.6	6,081.6

Commitments and contingent liabilities (notes 4, 5, 15, 17, 23 and 24)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2024 - 42.9; 2023 - 44.5	42.9	44.5
Capital in excess of par value	660.7	675.9
Retained earnings	285.4	333.0
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(260.4)	(302.2)
Foreign currency translation	(556.7)	(368.2)
Unrealized losses on available-for-sale securities	(3.3)	(1.8)
Unrealized gains on cash flow hedges	16.3	16.2
Accumulated other comprehensive loss	(804.1)	(656.0)

Brink’s shareholders	184.9	397.4

Noncontrolling interests	127.6	122.8

Total equity	312.5	520.2

Total liabilities and equity	$6,623.1	6,601.8
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2024	2023	2022

Revenues	$5,011.9	4,874.6	4,535.5

Costs and expenses:
Cost of revenues	3,743.1	3,707.1	3,461.9
Selling, general and administrative expenses	834.5	688.1	687.0
Total costs and expenses	4,577.6	4,395.2	4,148.9
Other operating income (expense)	18.7	(54.2)	(25.3)

Operating profit	453.0	425.2	361.3

Interest expense	(235.4)	(203.8)	(138.8)
Interest and other nonoperating income (expense)	48.7	14.4	3.7
Income from continuing operations before tax	266.3	235.8	226.2
Provision for income taxes	92.7	139.2	41.4

Income from continuing operations	173.6	96.6	184.8

Income (loss) from discontinued operations, net of tax	1.1	1.7	(2.9)

Net income	174.7	98.3	181.9
Less net income attributable to noncontrolling interests	11.8	10.6	11.3

Net income attributable to Brink’s	$162.9	87.7	170.6

Amounts attributable to Brink’s:
Continuing operations	$161.8	86.0	173.5
Discontinued operations	1.1	1.7	(2.9)

Net income attributable to Brink’s	$162.9	87.7	170.6

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$3.65	1.86	3.67
Discontinued operations	0.03	0.04	(0.06)
Net income	3.68	1.90	3.61

Diluted:
Continuing operations	$3.61	1.83	3.63
Discontinued operations	0.03	0.04	(0.06)
Net income	3.63	1.87	3.57

Weighted-average shares
Basic	44.3	46.2	47.3
Diluted	44.8	46.9	47.8

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2024	2023	2022

Net income	$174.7	98.3	181.9

Net benefit plan adjustments:
Net benefit plan actuarial adjustment	74.5	(3.9)	177.6
Net benefit plan prior service adjustment	(18.0)	(11.8)	61.7
Net deferred profit sharing adjustment	(0.6)	0.4	(0.1)
Total benefit plan adjustments	55.9	(15.3)	239.2

Net foreign currency translation adjustment	(183.7)	58.2	(19.0)
Net change on available-for-sale securities	(6.7)	4.2	(0.9)
Net change on cash flow hedges	(2.1)	(9.4)	37.6
Other comprehensive income (loss) before tax	(136.6)	37.7	256.9
Provision (benefit) for income taxes	12.0	(4.5)	55.9

Other comprehensive income (loss)	(148.6)	42.2	201.0

Comprehensive income	26.1	140.5	382.9
Less comprehensive income attributable to noncontrolling interests	11.3	8.3	5.0

Comprehensive income attributable to Brink’s	$14.8	132.2	377.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2024, 2023 and 2022

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2021	47.4	$47.4	670.6	312.9	(907.9)	129.6	252.6
Net income	—	—	—	170.6	—	11.3	181.9
Other comprehensive income (loss)	—	—	—	—	207.3	(6.3)	201.0
Shares repurchased	(1.5)	(1.5)	(22.1)	(28.6)	—	—	(52.2)
Dividends to:
Brink’s common shareholders ($0.8000 per share)	—	—	—	(37.6)	—	—	(37.6)
Noncontrolling interests	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	48.6	—	—	—	48.6
Other share-based benefit transactions	0.4	0.4	(9.7)	(0.1)	—	—	(9.4)
Acquisitions of noncontrolling interests(a)	—	—	(3.3)	—	0.1	(4.6)	(7.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	0.1	0.1
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2022	46.3	46.3	684.1	417.2	(700.5)	123.1	570.2
Net income	—	—	—	87.7	—	10.6	98.3
Other comprehensive income (loss)	—	—	—	—	44.5	(2.3)	42.2
Shares repurchased(b)	(2.3)	(2.3)	(38.9)	(132.1)	—	—	(173.3)
Dividends to:
Brink’s common shareholders ($0.8600 per share)	—	—	—	(39.6)	—	—	(39.6)
Noncontrolling interests	—	—	—	—	—	(7.7)	(7.7)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	32.1	—	—	—	32.1
Other share-based benefit transactions	0.5	0.5	(1.7)	(0.2)	—	—	(1.4)
Acquisitions of noncontrolling interests	—	—	0.3	—	—	(0.9)	(0.6)
Balance as of December 31, 2023	44.5	44.5	675.9	333.0	(656.0)	122.8	520.2
Net income	—	—	—	162.9	—	11.8	174.7
Other comprehensive loss	—	—	—	—	(148.1)	(0.5)	(148.6)
Shares repurchased(b)	(2.1)	(2.1)	(34.6)	(168.5)	—	—	(205.2)
Dividends to:
Brink’s common shareholders ($0.9475 per share)	—	—	—	(41.8)	—	—	(41.8)
Noncontrolling interests	—	—	—	—	—	(6.1)	(6.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	36.5	—	—	—	36.5
Other share-based benefit transactions	0.5	0.5	(17.3)	(0.2)	—	—	(17.0)
Acquisitions of noncontrolling interests	—	—	0.2	—	—	(0.4)	(0.2)
Balance as of December 31, 2024	42.9	$42.9	660.7	285.4	(804.1)	127.6	312.5

(a)This amount represents the impact of transactions in which we acquired or disposed of noncontrolling ownership interests in certain companies where we had an existing controlling interest prior to and after the related acquisition or disposal transactions.
(b)Amounts do not agree to cash paid to repurchase shares in the consolidated statements of cash flows or Note 19. The difference is due to the timing of the cash settlements for shares repurchased near the end of the year plus the accrual of liabilities to pay excise taxes resulting from share repurchases.

* Accumulated other comprehensive income (loss)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$174.7	98.3	181.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1.1)	(1.7)	2.9
Depreciation and amortization	293.3	275.8	245.8
Share-based compensation expense	36.5	32.1	48.6
Deferred income taxes	(18.0)	22.7	(62.3)
(Gain) loss on marketable securities, sale of property and equipment and derivatives	(15.5)	10.9	0.7
Impairment losses	4.8	10.3	9.0
Retirement benefit funding (more) less than expense:
Pension	(6.1)	(10.2)	(3.7)
Other than pension	(8.1)	(5.5)	7.9
Unrealized foreign currency (gains) losses	(41.8)	79.1	37.6
Other operating	16.0	26.1	23.6
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and income taxes receivable	15.6	69.0	(180.9)
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	122.4	(36.3)	139.2
Increase (decrease) in restricted cash held for customers	(42.9)	59.5	50.0
Increase (decrease) in customer obligations	(77.7)	66.0	50.0
(Increase) decrease in prepaid and other current assets	(15.5)	24.6	(56.7)
Other	(10.6)	(18.3)	(13.7)
Net cash provided by operating activities	426.0	702.4	479.9

Cash flows from investing activities:
Capital expenditures	(222.5)	(202.7)	(182.6)
Acquisitions, net of cash acquired	(19.1)	(1.5)	(173.9)
Dispositions, net of cash disposed	—	1.1	—
Marketable securities:
Purchases	(71.8)	(134.7)	(30.3)
Sales	57.2	150.4	11.7
Cash proceeds from sale of property and equipment	29.2	18.4	5.7
Cash proceeds from settlement of cross currency swap	—	—	64.3
Net change in loans held for investment	7.1	(11.1)	(25.9)
Other	3.7	(0.6)	(0.2)
Discontinued operations	—	0.9	—
Net cash used in investing activities	(216.2)	(179.8)	(331.2)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	12.9	98.6	37.7
Long-term revolving credit facilities:
Borrowings	12,857.3	9,265.7	7,058.7
Repayments	(12,865.0)	(9,273.8)	(6,832.7)
Other long-term debt:
Borrowings	847.4	25.4	189.9
Repayments	(527.4)	(97.1)	(87.0)
Acquisition of noncontrolling interests	(0.2)	(0.6)	(7.8)
Cash paid for acquisition related settlements and obligations	(0.8)	(11.1)	(2.8)
Debt financing costs	(10.6)	—	(5.6)
Repurchase shares of Brink's common stock	(203.6)	(169.9)	(52.2)
Dividends to:
Shareholders of Brink’s	(41.8)	(39.6)	(37.6)
Noncontrolling interests in subsidiaries	(6.1)	(7.7)	(7.1)
Tax withholdings associated with share-based compensation	(18.6)	(8.0)	(12.2)
Other	(1.3)	11.0	3.9
Net cash provided by (used in) financing activities	42.2	(207.1)	245.2
Effect of exchange rate changes on cash	(95.2)	(42.4)	(70.1)
Cash, cash equivalents and restricted cash:
Increase	156.8	273.1	323.8
Balance at beginning of period	1,683.6	1,410.5	1,086.7
Balance at end of period	$1,840.4	1,683.6	1,410.5
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

Revenue Recognition
Revenue is recognized when services related to cash and valuables management, DRS, and AMS are performed. We assess our customers' ability to meet contractual terms, including payment terms, before entering into contracts. Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

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

Estimated Useful Lives	Years
Buildings	25
Building leasehold improvements	Lesser of Lease Term or 10
Vehicles	3 to 8
Capitalized software	5
Other machinery and equipment	3 to 10

Expenditures for routine maintenance and repairs on property and equipment are charged to expense. Major renewals, betterments and modifications are capitalized and depreciated over the lesser of the remaining life of the asset or, if applicable, the lease term.

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Intangible assets arising from business acquisitions include customer lists, customer relationships, developed technology, covenants not to compete, trademarks and other identifiable intangibles. At December 31, 2024, finite-lived intangible assets have remaining useful lives ranging from 1 to 12 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

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

When testing goodwill for impairment, we may assess qualitative factors to determine whether reporting unit fair values are greater than their carrying values. Alternatively, when performing a quantitative assessment, we estimate the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values are compared to each reporting unit's carrying value. .

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2022, the Argentine peso declined by approximately 42% (from 103.1 to 178.6 pesos to the U.S. dollar). For the year ended December 31, 2023, the Argentine peso declined by approximately 79% (from 178.6 to 833.3 pesos to the U.S. dollar). For the year ended December 31, 2024, the Argentine peso declined approximately 19% (from 833.3 to 1,031.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2024, we recognized $18.4 million in pretax remeasurement losses. In 2023 and in 2022, we recognized $79.1 million and $37.6 million in pretax remeasurement losses, respectively.

At December 31, 2024, Argentina's economy remained highly inflationary for accounting purposes. At December 31, 2024, we had net monetary assets denominated in Argentine pesos of $115.9 million (including cash of $104.0 million). At December 31, 2024, we had net nonmonetary assets of $147.5 million (including $103.1 million of goodwill and $21.2 million in debt securities denominated in Argentine pesos).

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

Concentration of Credit Risks
We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic breadth of our customers, limits our concentration of risk with respect to accounts receivable. Financial instruments which potentially subject us to concentrations of credit risks are principally cash and cash equivalents and accounts receivables. Cash and cash equivalents are held by major financial institutions.

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

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires expanded disclosures about significant segment expenses and information used to assess segment performance. For annual reporting periods, we adopted ASU 2023-07 on January 1, 2024. For interim reporting periods, this ASU was effective for us on January 1, 2025. In accordance with the new guidance, we have added disclosures about significant segment expenses in Note 3. Beginning with our first interim reporting period in 2025, we will also include interim disclosures regarding assets held by segments as well as capital expenditures and depreciation and amortization by segment.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

Note 2 - Revenue from Contracts with Customers

Performance Obligations
We provide various services to meet the needs of our customers and we group these service offerings into two broad categories: (1) cash and valuables management; and (2) digital retail solutions and ATM managed services.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Twelve months ended December 31, 2024

Reportable Segments:
North America	$1,207.0	442.7	1,649.7
Latin America	1,095.5	215.5	1,311.0
Europe	749.5	477.9	1,227.4
Rest of World	748.4	75.4	823.8
Total reportable segments	$3,800.4	1,211.5	5,011.9

Twelve months ended December 31, 2023

Reportable Segments:
North America	$1,216.8	384.3	1,601.1
Latin America	1,149.1	183.2	1,332.3
Europe	745.2	391.6	1,136.8
Rest of World	751.6	52.8	804.4
Total reportable segments	$3,862.7	1,011.9	4,874.6

Twelve months ended December 31, 2022

Reportable Segments:
North America	$1,207.2	376.9	1,584.1
Latin America	1,090.3	120.3	1,210.6
Europe	728.1	203.3	931.4
Rest of World	766.5	42.9	809.4
Total reportable segments	$3,792.1	743.4	4,535.5

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be collected within one year ($4.6 million at December 31, 2024) are included in prepaid expenses and other on the consolidated balance sheet. Amounts not expected to be billed and collected within one year ($17.6 million at December 31, 2024) are reported in other noncurrent assets on the consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2024)	$779.0	15.4	21.4
Closing (December 31, 2024)	733.5	22.2	15.0
Increase (decrease)	$(45.5)	6.8	(6.4)

The amount of revenue recognized in 2024 that was included in the January 1, 2024 contract liability balance was $21.2 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the twelve months ended December 31, 2024 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At December 31, 2024, the net capitalized costs to obtain contracts was included in other assets on the consolidated balance sheet. The capitalized amounts at December 31, 2024 were $12.8 million.

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

Our CODM uses segment operating profit to evaluate the performance of each of our reportable segments, comparing profitability to expected results as well as to the other segments, ultimately guiding resource allocation decisions including investment, capital allocation and staffing to optimize overall company profitability.

We currently serve customers in more than 100 countries, including 51 countries where we operate subsidiaries.

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

	Year Ended December 31, 2024
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,649.7	1,311.0	1,227.4	823.8	5,011.9
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	624.0	572.1	544.2	236.8
Other cost of revenues segment items(b)	608.2	349.3	404.4	351.2
Total cost of revenues(a)	1,232.2	921.4	948.6	588.0

Selling, general, and administrative(a)	223.5	117.3	140.9	67.2
Segment operating profit	$194.0	272.3	137.9	168.6	772.8

	Year Ended December 31, 2023
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,601.1	1,332.3	1,136.8	804.4	4,874.6
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	633.2	574.6	511.4	238.4
Other cost of revenues segment items(b)	583.4	354.1	384.9	342.7
Total cost of revenues(a)	1,216.6	928.7	896.3	581.1

Selling, general, and administrative(a)	199.3	123.3	115.5	59.2
Segment operating profit	$185.2	280.3	125.0	164.1	754.6

	Year Ended December 31, 2022
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,584.1	1,210.6	931.4	809.4	4,535.5
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	647.8	508.9	458.2	238.3
Other cost of revenues segment items(b)	590.0	308.5	281.9	346.8
Total cost of revenues(a)	1,237.8	817.4	740.1	585.1

Selling, general, and administrative(a)	187.2	115.5	92.9	60.4
Segment operating profit	$159.1	277.7	98.4	163.9	699.1
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Selling, general and administrative expenses include insignificant amounts reported within other operating income (expense) in the consolidated statements of operations.
(b)Other cost of revenues segment items for each reportable segment include primarily vehicle expenses, freight, equipment costs, building expense, and office and administrative expenses.

	Years Ended December 31,
(In millions)	2024	2023	2022

Segment operating profit	$772.8	754.6	699.1

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	(167.2)	(152.8)	(161.5)
Foreign currency transaction gains	23.9	15.3	10.9
Reconciliation of segment policies to GAAP(a)	(0.1)	(2.1)	1.8
Other items not allocated to segments(b):
Reorganization and restructuring	(1.5)	(17.6)	(38.8)
Acquisitions and dispositions	(62.5)	(70.6)	(86.6)
Argentina highly inflationary impact	(35.0)	(86.8)	(41.7)
Transformation initiatives	(28.4)	(5.5)	—
DOJ/FinCEN investigations	(45.7)	—	—
Chile antitrust matter	(1.3)	(0.5)	(1.4)
Change in allowance estimate	—	—	(15.6)
Ship loss matter	—	—	(4.9)
Non-routine auto loss matter	(2.0)	(8.0)	—
Reporting compliance	—	(0.8)	—
Operating profit	$453.0	425.2	361.3
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

DOJ/FinCEN Investigations In 2024, we recorded a charge for a probable loss in connection with U.S. Department of Justice ("DOJ") and U.S. Department of the Treasury’s (the "U.S. Treasury") Financial Crimes Enforcement Network ("FinCEN") investigations. Additionally, we have incurred third-party costs, primarily legal costs, associated with this matter. See Note 23 for details.

Chile antitrust matter We have recorded charges for a contingent loss associated with an investigation initiated by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. Additionally, we have incurred third-party costs, primarily legal costs, associated with this matter. See Note 23 for details.

Change in allowance estimate Represents impact of a change in our methodology to estimate our allowance for doubtful accounts in the first quarter of 2022. See Note 1 and Note 16 for further details.

Ship loss matter We have excluded our share of costs for damages and losses suffered by a ship owner that was carrying cargo for Brink's.

Non-routine auto loss matter In 2023, a Brink’s employee was involved in a motor vehicle accident with unique circumstances that resulted in the death of a third party. In connection with the ensuing litigation, Brink’s recognized a charge. Additionally, we have incurred third-party costs, primarily legal costs, associated with this matter.

Reporting compliance We incurred certain third-party compliance costs in 2023 to remediate a material weakness in internal controls over financial reporting.

	Years Ended December 31,
(In millions)	2024	2023	2022

Capital Expenditures by Reportable Segment
North America	$62.6	43.8	41.4
Latin America	33.0	48.8	50.1
Europe	76.9	72.1	50.5
Rest of World	45.6	30.6	34.4
Total reportable segments	218.1	195.3	176.4
Corporate items	4.4	7.4	6.2
Total	$222.5	202.7	182.6

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$82.4	73.9	69.1
Latin America	53.9	53.6	49.1
Europe	57.0	54.2	39.6
Rest of World	26.2	24.4	23.6
Total reportable segments	219.5	206.1	181.4
Corporate items	3.5	5.3	8.4
Argentina highly inflationary impact	12.0	5.4	2.9
Acquisitions and dispositions	—	—	0.1
Reorganization and restructuring	—	1.2	1.0
Depreciation and amortization of property and equipment	235.0	218.0	193.8

Amortization of intangible assets(a)	58.3	57.8	52.0
Total	$293.3	275.8	245.8
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2024	2023

Assets held by Reportable Segment
North America	$2,089.8	1,975.7
Latin America	1,171.7	1,273.1
Europe	1,894.9	1,992.7
Rest of World	1,084.9	1,031.9
Total reportable segments	6,241.3	6,273.4
Corporate items	381.8	328.4
Total	$6,623.1	6,601.8

	December 31,
(In millions)	2024	2023

Long-Lived Assets by Significant Country(a)
Non-U.S.:
Mexico	$106.5	135.9
France	113.2	104.2
Brazil	54.9	78.3
Other	377.1	376.0
Subtotal	651.7	694.4
U.S.	331.0	318.9
Total	$982.7	1,013.3
(a)Long-lived assets include only property and equipment, net.

	Years Ended December 31,
(In millions)	2024	2023	2022

Revenues by Significant Country(a)
Outside the U.S.:
Mexico	$582.8	563.8	452.6
France	447.1	413.2	370.1
Brazil	283.2	309.8	329.9
Argentina	190.7	207.1	203.9
United Kingdom	190.7	188.7	107.0
Netherlands	170.3	149.7	124.3
Canada	123.1	118.0	124.5
Other	1,497.4	1,441.2	1,363.6
Subtotal	3,485.3	3,391.5	3,075.9
U.S.	1,526.6	1,483.1	1,459.6
Total	$5,011.9	4,874.6	4,535.5
(a)Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2024	2023

Net assets outside the U.S. by Geographic Area
Canada	$46.9	52.6
Latin America(a)	750.4	782.8
Europe(a)(b)	1,061.7	809.3
Middle East, Africa and Asia ("MEAA") (a)(b)	606.5	562.4
Total	$2,465.5	2,207.1
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

Components of Net Periodic Pension Cost (Credit)

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022

Service cost	$—	—	—	$8.7	7.6	8.1	$8.7	7.6	8.1
Interest cost on projected benefit obligation	30.7	32.4	22.9	17.7	18.1	13.1	48.4	50.5	36.0
Return on assets – expected	(46.4)	(47.2)	(48.7)	(11.4)	(11.1)	(12.7)	(57.8)	(58.3)	(61.4)
Amortization of losses	5.2	1.6	24.2	2.6	1.8	2.0	7.8	3.4	26.2
Amortization of prior service cost	—	—	—	0.1	—	—	0.1	—	—
Curtailment gain	—	—	—	—	—	(0.5)	—	—	(0.5)
Settlement loss(a)	—	—	—	1.1	—	3.2	1.1	—	3.2
Net periodic pension cost (credit)	$(10.5)	(13.2)	(1.6)	$18.8	16.4	13.2	$8.3	3.2	11.6

(a)Non-U.S. Plans settlement losses relate primarily to terminated employees that participate in a Mexican severance indemnity program ("Mexico Plan") that is accounted for as a defined benefit plan. Non-U.S. Plans settlement losses in 2023 related to terminated employees that participate in the Mexico Plan were offset by a settlement gain related to our defined benefit plan in Ireland, which was terminated during 2023. Plan settlement losses in 2022 relate primarily to lump-sum payouts in Canada as well as terminated employees that participate in the Mexico Plan that is accounted for as a defined benefit plan.

The components of net periodic pension cost and net periodic post-retirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2024	2023	2024	2023	2024	2023

Benefit obligation at beginning of year	$629.2	627.2	383.1	334.7	1,012.3	961.9
Service cost	—	—	8.7	7.6	8.7	7.6
Interest cost	30.7	32.4	17.7	18.1	48.4	50.5
Participant contributions	—	—	0.6	0.5	0.6	0.5
Plan amendments	—	—	—	0.5	—	0.5
Plan combinations	—	—	2.2	0.4	2.2	0.4
Curtailments	—	—	0.1	(0.1)	0.1	(0.1)
Settlements	—	—	(0.9)	(3.8)	(0.9)	(3.8)
Benefits paid	(45.0)	(45.2)	(22.4)	(21.4)	(67.4)	(66.6)
Divestitures(a)	—	—	—	(3.7)	—	(3.7)
Actuarial (gains) losses	(29.2)	14.8	(10.6)	33.9	(39.8)	48.7
Foreign currency exchange effects	—	—	(30.7)	16.4	(30.7)	16.4
Benefit obligation at end of year	$585.7	629.2	347.8	383.1	933.5	1,012.3

Fair value of plan assets at beginning of year	$611.6	596.3	259.3	245.5	870.9	841.8
Return on assets – actual	20.4	59.9	2.9	20.9	23.3	80.8
Participant contributions	—	—	0.6	0.5	0.6	0.5
Plan combinations	—	—	2.2	0.4	2.2	0.4
Employer contributions	0.7	0.6	13.7	12.8	14.4	13.4
Settlements	—	—	(0.9)	(3.8)	(0.9)	(3.8)
Benefits paid	(45.0)	(45.2)	(22.4)	(21.4)	(67.4)	(66.6)
Divestitures(a)	—	—	—	(3.7)	—	(3.7)
Foreign currency exchange effects	—	—	(16.9)	8.1	(16.9)	8.1
Fair value of plan assets at end of year	$587.7	611.6	238.5	259.3	826.2	870.9

Funded status	$2.0	(17.6)	(109.3)	(123.8)	(107.3)	(141.4)

Included in:
Noncurrent asset	$8.2	—	12.7	15.1	20.9	15.1
Current liability, included in accrued liabilities	0.6	0.7	5.1	7.3	5.7	8.0
Noncurrent liability	5.6	16.9	116.9	131.6	122.5	148.5
Net pension (asset) liability	$(2.0)	17.6	109.3	123.8	107.3	141.4

(a)During 2023, we terminated our defined-benefit pension plan in Ireland.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2024	2023	2024	2023	2024	2023

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(187.2)	(186.7)	(43.1)	(18.9)	(230.3)	(205.6)
Net actuarial gains (losses) arising during the year	3.2	(2.1)	2.0	(24.0)	5.2	(26.1)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	5.2	1.6	3.7	1.8	8.9	3.4
Foreign currency exchange effects	—	—	4.0	(2.0)	4.0	(2.0)
End of year	$(178.8)	(187.2)	(33.4)	(43.1)	(212.2)	(230.3)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(0.7)	(0.1)	(0.7)	(0.1)
Prior service credit (cost) from plan amendments during the year	—	—	—	(0.5)	—	(0.5)
Reclassification adjustment for amortization of prior service cost included in net income (loss)	—	—	0.1	—	0.1	—
Foreign currency exchange effects	—	—	0.1	(0.1)	0.1	(0.1)
End of year	$—	—	(0.5)	(0.7)	(0.5)	(0.7)

U.S. Plans
The net actuarial gains of $3.2 million in 2024 and losses of $2.1 million in 2023 were mainly driven by changes in the primary U.S. pension plan. The 2024 net actuarial gains arose primarily from a higher discount rate at the end of the year ($27 million) and census data updates ($2 million), which was largely offset by lower actual return on assets than expected ($26 million). The 2023 net actuarial losses arose primarily from a lower discount rate at the end of the year ($18 million), which was largely offset by higher actual return on assets than expected ($13 million).

Non-U.S. Plans
The net actuarial gains of $2.0 million in 2024 were primarily due to a better liability experience ($11 million) driven by higher discount rates at the end of the year, which was mostly offset by actual return on assets being lower than expected ($9 million). The net actuarial losses of $24.0 million in 2023 were primarily due to lower discount rates at the end of the year ($30 million), largely offset by actual return on assets being higher than expected ($10 million).

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2024 and 2023 are aggregated below. The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted. The PBO includes assumptions about future compensation levels for plans that have not been frozen. The total ABO for our U.S. pension plans was $585.7 million in 2024 and $629.2 million in 2023. The total ABO for our Non-U.S. pension plans was $317.6 million in 2024 and $346.6 million in 2023.

Information for Pension Plans with an ABO in Excess of Plan Assets

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2024	2023	2024	2023	2024	2023

Fair value of plan assets	$—	611.6	92.0	86.1	92.0	697.7
Accumulated benefit obligation	6.2	629.2	191.2	196.7	197.4	825.9
Projected benefit obligation	6.2	629.2	214.0	223.6	220.2	852.8

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022

Discount rate:
Pension cost	5.1%	5.4%	2.8%	4.9%	5.4%	2.8%
Benefit obligation at year end	5.6%	5.1%	5.4%	5.0%	4.9%	5.4%

Expected return on assets – pension cost	7.00%	7.00%	7.00%	4.58%	4.59%	3.76%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	2.0%	1.9%	1.6%
Benefit obligation at year end	N/A	N/A	N/A	1.9%	2.0%	1.9%

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

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations. We do not expect to make contributions to our primary U.S. pension plan in 2025. We expect to contribute $8.7 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2025.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2024, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2025	$48.4	19.1	67.5
2026	48.3	19.2	67.5
2027	48.0	20.2	68.2
2028	47.5	22.9	70.4
2029	46.9	24.1	71.0
2030 through 2034	223.5	139.4	362.9

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022

Service cost	$—	—	—	$0.1	0.3	0.1	$0.1	0.3	0.1
Interest cost on APBO	9.6	11.1	10.3	4.6	5.3	3.7	14.2	16.4	14.0
Return on assets – expected	(10.2)	(10.3)	(13.2)	—	—	—	(10.2)	(10.3)	(13.2)
Amortization of losses	1.7	5.1	10.0	4.3	4.8	7.3	6.0	9.9	17.3
Amortization of prior service credit	(9.4)	(11.0)	(4.6)	—	(0.1)	(0.3)	(9.4)	(11.1)	(4.9)
Net periodic postretirement cost (credit)	$(8.3)	(5.1)	2.5	$9.0	10.3	10.8	$0.7	5.2	13.3

The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2024	2023	2024	2023	2024	2023

APBO at beginning of year	$214.0	233.9	91.3	89.2	305.3	323.1
Service cost	—	—	0.1	0.3	0.1	0.3
Interest cost	9.6	11.1	4.6	5.3	14.2	16.4
Plan amendments	8.8	—	—	—	8.8	—
Benefits paid	(20.7)	(19.8)	(8.3)	(8.0)	(29.0)	(27.8)
Actuarial (gains) losses, net	(39.5)	(11.2)	(7.3)	3.3	(46.8)	(7.9)
Foreign currency exchange effects	—	—	(2.6)	1.2	(2.6)	1.2
APBO at end of year	$172.2	214.0	77.8	91.3	250.0	305.3

Fair value of plan assets at beginning of year	$136.1	139.0	—	—	136.1	139.0
Return on assets – actual	13.6	14.2	—	—	13.6	14.2
Employer contributions	—	—	8.3	8.0	8.3	8.0
Net transfers to (from) plan assets	0.5	2.7	—	—	0.5	2.7
Benefits paid	(20.7)	(19.8)	(8.3)	(8.0)	(29.0)	(27.8)
Fair value of plan assets at end of year	$129.5	136.1	—	—	129.5	136.1

Funded status	$(42.7)	(77.9)	(77.8)	(91.3)	(120.5)	(169.2)

Included in:
Current, included in accrued liabilities	$—	—	9.0	9.6	9.0	9.6
Noncurrent	42.7	77.9	68.8	81.7	111.5	159.6
Retirement benefits other than pension liability	$42.7	77.9	77.8	91.3	120.5	169.2

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2024	2023	2024	2023	2024	2023

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(73.7)	(93.9)	(44.4)	(45.5)	(118.1)	(139.4)
Net actuarial gains (losses) arising during the year	42.9	15.1	7.3	(3.3)	50.2	11.8
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	1.7	5.1	4.3	4.8	6.0	9.9
Foreign currency exchange effects	—	—	0.2	(0.4)	0.2	(0.4)
End of year	$(29.1)	(73.7)	(32.6)	(44.4)	(61.7)	(118.1)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$69.7	80.7	0.2	0.3	69.9	81.0
Prior service credit from plan amendments during the year	(8.8)	—	—	—	(8.8)	—
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(9.4)	(11.0)	—	(0.1)	(9.4)	(11.1)
Foreign currency exchange effects	—	—	—	—	—	—
End of year	$51.5	69.7	0.2	0.2	51.7	69.9

UMWA Plans
The net actuarial gains of $42.9 million in 2024 arose primarily due to claims assumptions updates ($35 million), higher actual return on assets than expected ($3 million), and higher discount rate at the end of the year ($7 million), partially offset by payments higher than expected ($4 million). The net actuarial gains of $15.1 million in 2023 arose primarily due to claim assumptions updates ($17 million) and higher actual return on assets than expected ($4 million), which were partially offset by lower discount rate at the end of the year ($5 million). We recognized a prior service credit in 2022 associated with UMWA obligations due to a plan amendment that changed the medical plan to a group Medicare Advantage plan ($67 million), which reduced future expected net per capita claims costs.

Black Lung and Other Plans
We recognized net actuarial gains of $7.3 million in 2024. This was primarily due to a higher discount rate compared to the prior period ($4 million), and claims assumptions updates ($7 million), partially offset by census data updates ($4 million). We recognized net actuarial losses of $3.3 million in 2023. This was primarily due to a lower discount rate compared to the prior period ($2 million).

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 83 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2024	2023	2022

Weighted-average discount rate:
Postretirement cost:
UMWA plans	5.1%	5.4%	2.8%
Black lung	5.1%	5.4%	2.7%
Weighted-average	5.3%	5.6%	2.9%
Benefit obligation at year end:
UMWA plans	5.6%	5.1%	5.4%
Black lung	5.5%	5.1%	5.4%
Weighted-average	5.7%	5.3%	5.6%
Expected return on assets	8.00%	8.00%	8.00%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2024 APBO is 6.5% for 2025, declining to 5.0% in 2031 and thereafter (in 2023: 6.8% for 2024 declining to 5.0% in 2031 and thereafter). For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2024 APBO was 5.0% (in 2023: 5.0%). Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2024 APBO is 6.5% for 2025, declining to 5.0% in 2031 (in 2023: 6.8% for 2024, declining to 5.0% in 2031). For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2024 APBO is 4.8% (in 2023: 4.8%).

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

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2024, we expect the Company to contribute $9.0 million in cash to the plans to pay 2025 beneficiary payments for black lung and other plans. We do not expect to contribute cash to our UMWA plans in 2025 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2040 based on actuarial assumptions. Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2024, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2025	$16.2	9.1	25.3
2026	16.0	8.4	24.4
2027	15.8	7.7	23.5
2028	15.7	7.0	22.7
2029	15.4	6.5	21.9
2030 through 2034	70.4	27.4	97.8

Retirement Plan Assets
U.S. Plans

		December 31, 2024			December 31, 2023
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$3.8	—	—	3.8	—	—
Equity securities:
U.S. large-cap(a)	1	75.2	13	14	57.6	9	13
U.S. small/mid-cap(a)	1	20.9	4	4	15.4	3	4
International(a)	1	66.7	11	12	63.7	10	14
Emerging markets(b)	1	—	—	—	4.5	1	1
Dynamic asset allocation(c)	1	—	—	—	15.6	3	3
Fixed-income securities:
Long duration - mutual fund(d)	1	343.8	68	70	317.4	62	60
Long duration - Treasury strips(d)	2	55.3			58.9
Other types of investments:
Core property(g) (l)		21.3	4	—	33.0	5	2
Structured credit(h) (l)		0.7	—	—	41.7	7	3
Total		$587.7	100	100	611.6	100	100

UMWA Plans
Cash, cash equivalents and receivables		$—	—	—	—	—	—
Equity securities:
U.S. large-cap(a)	1	29.3	23	24	29.3	22	24
U.S. small/mid-cap(a)	1	13.3	10	11	13.2	10	11
International(a)	1	30.7	24	26	32.1	24	26
Emerging markets(b)	1	4.8	3	4	5.1	3	4
Dynamic asset allocation(c)	1	8.6	7	7	8.9	7	7
Fixed-income securities:
High yield(e)	1	2.4	2	2	2.6	2	2
Emerging markets(f)	1	4.8	4	4	5.1	4	4
Multi asset real return(i)	1	6.0	4	5	6.1	4	5
Other types of investments:
Core property(g) (l)		10.6	8	5	14.7	10	5
Structured credit(h) (l)		10.0	8	5	8.3	6	5
Global private equity(j) (l)		8.2	6	7	9.6	7	7
Energy debt(k) (l)		0.8	1	—	1.1	1	—
Total		$129.5	100	100	136.1	100	100
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

In 2018, the UMWA plans re-locked their energy debt investment for another three years, which expired in 2022. We did not re-lock the energy debt investment as the fund intends to be fully liquidated by 2026.

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

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2024			December 31, 2023
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.5	—	—	0.9	—	—
Equity securities:
U.S. equity funds(a)	7.3			7.4
Canadian equity funds(a)	1.8			1.6
European equity funds(a)	0.6			1.4
Other global equity funds(a)	8.1			9.6
Total equity securities	17.8	7	9	20.0	8	10
Fixed-income securities:
Canadian fixed-income securities(b)	49.7			55.4
European fixed-income funds(c)	13.4			11.7
High-yield(d)	0.3			0.7
Emerging markets(e)	0.3			0.8
Long-duration(f)	57.5			61.4
Total fixed-income securities	121.2	51	49	130.0	50	49
Other types of investments:
Guaranteed contract value(g)	77.9	33	35	82.6	32	34
Property funds(h)	6.2	9	7	11.1	10	7
Global infrastructure fund(i)	7.5			7.5
Other	7.4			7.2
Total other types of investments	99.0			108.4
Total	$238.5	100	100	259.3	100	100

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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2024	December 31, 2023

Quoted prices in active markets for identical assets (Level 1)	$89.6	95.2
Significant other observable inputs (Level 2)	43.4	49.3
Guaranteed contract value (Level 3)(a)	77.9	82.6
Other insurance contract value (Level 3)(b)	3.0	3.0
Net asset value per share practical expedient(c)	24.6	29.2
Total fair value	$238.5	259.3

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
(b)In 2021, our Belgium plans invested in a traditional group insurance policy, where assets are invested in the insurers' main fund with a minimum guaranteed rate. The contracts are valued based on the weighted average return of each individual insured contract. The contract value is determined based on unobservable inputs. The contract is classified as a Level 3 investment.
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

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement. We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. We matched the first 2% of employees' eligible contributions to our U.S. 401(k) plan. Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2024	2023	2022

U.S. 401(K)	$9.9	9.9	7.6
Other plans	13.3	10.7	11.5
Total	$23.2	20.6	19.1

Note 5 - Income Taxes

	Years Ended December 31,
(In millions)	2024	2023	2022

Income (loss) from continuing operations before income taxes
U.S.	$(39.3)	1.8	(44.3)
Foreign	305.6	234.0	270.5
Income from continuing operations before income taxes	$266.3	235.8	226.2

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$1.0	2.7	2.8
State	3.4	4.0	1.6
Foreign	106.3	109.8	99.3
Current tax expense	110.7	116.5	103.7

Deferred tax expense (benefit)
U.S. federal	$(25.0)	30.4	(59.3)
State	1.4	(4.0)	(0.1)
Foreign	5.6	(3.7)	(2.9)
Deferred tax expense (benefit)	(18.0)	22.7	(62.3)
Provision for income taxes of continuing operations	$92.7	139.2	41.4

	Years Ended December 31,
(In millions)	2024	2023	2022

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$92.7	139.2	41.4
Discontinued operations	0.4	0.5	(0.9)
Other comprehensive income (loss)	12.0	(4.5)	55.9
Comprehensive provision for income taxes	$105.1	135.2	96.4

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2024, 2023 and 2022.

	Years Ended December 31,
(In percentages)	2024	2023	2022

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.5	4.7	7.5
Taxes on cross border income, net of credits	2.9	7.9	6.9
Adjustments to valuation allowances	(2.8)	18.5	(21.1)
Foreign income taxes	(1.0)	6.0	(0.7)
French business tax	0.3	0.4	0.8
State income taxes, net	2.0	0.6	0.7
Share-based compensation	1.3	1.8	1.3
Acquisition costs	—	0.2	—
Nondeductible fines and penalties	3.8	—	—
Other(a)	(0.2)	(2.1)	1.9
Actual income tax rate on continuing operations	34.8%	59.0%	18.3%

(a)No individual item is above a 5% threshold.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2024	2023

Deferred tax assets
Pension liabilities	$26.9	41.0
Retirement benefits other than pensions	10.8	19.7
Lease liabilities	99.5	88.2
Workers’ compensation and other claims	26.3	27.1
Property and equipment, net	42.3	44.3
Other assets and liabilities	117.2	136.4
Net operating loss carryforwards	54.4	57.2
Interest limitations and other tax carryforwards(a)	80.2	48.8
Foreign tax and other tax credits(b)	61.1	61.8
Subtotal	518.7	524.5
Valuation allowances	(118.1)	(128.0)
Total deferred tax assets	400.6	396.5

Deferred tax liabilities
Right-of-use assets, net	93.0	78.8
Goodwill and other intangibles	101.1	110.8
Other assets and miscellaneous	30.1	31.6
Deferred tax liabilities	224.2	221.2
Net deferred tax asset	$176.4	175.3

Included in:
Noncurrent assets	$239.2	231.8
Noncurrent liabilities	(62.8)	(56.5)
Net deferred tax asset	$176.4	175.3

(a)U.S. interest limitation carryforward of $54.0 million has an unlimited carryforward and is not subject to a valuation allowance. In addition, foreign interest limitation and other tax carryforwards of $26.2 million have an unlimited carryforward and are subject to a full valuation allowance.
(b)U.S. foreign tax credits of $60.4 million expire in various years between 2025 and 2033 and other remaining credits of $0.5 million have various expiration periods. The U.S. foreign tax credits and other credits have a valuation allowance of $37.0 million.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions. Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2024.

	Years Ended December 31,
(In millions)	2024	2023	2022

Valuation allowances:
Beginning of year	$128.0	77.3	141.5
Expiring tax credits	(0.2)	(0.1)	(0.2)
Acquisitions and dispositions	(0.1)	(0.9)	—
Changes in judgment about deferred tax assets(a)	1.3	32.5	(46.1)
Other changes in deferred tax assets, charged to:
Income from continuing operations	(8.6)	11.3	(1.4)
Other comprehensive income (loss)	1.7	6.9	(13.9)
Foreign currency exchange effects	(4.0)	1.0	(2.6)
End of year	$118.1	128.0	77.3

(a)Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations. The 2022 change in judgment includes the impact of the U.S. final foreign tax credit regulations. We determined a significant amount of the post-2021 foreign withholding taxes would have been ineligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expected to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. The 2023 change in judgment includes the impact of Internal Revenue Notices which provide relief for foreign taxes paid in any taxable year beginning on or after December 28, 2021, and ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued (or any later date specified in such notice or other guidance). We determined a significant amount of the post-2021 foreign withholding taxes will now be eligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will annually be generating new foreign tax credits which should be creditable in the year generated. As a result, we no longer expect to be able to utilize a substantial amount of our foreign tax credit carryforwards to offset the future tax prior to their expiration.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2024, was $398.0 million. The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2024, was $54.4 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2025-2029	$—	—	2.1	2.1
2029-2033	—	0.6	1.2	1.8
2034 and thereafter	—	10.7	5.7	16.4
Unlimited	—	1.4	32.7	34.1
	$—	12.7	41.7	54.4

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022

Uncertain tax positions:
Beginning of year	$23.5	23.5	28.9
Increases related to prior-year tax positions	—	2.1	1.2
Decreases related to prior-year tax positions	(1.3)	(2.7)	(2.9)
Increases related to current-year tax positions	2.0	2.4	2.3
Increases related to acquisitions	0.8	—	0.3
Settlements	(0.1)	—	(2.4)
Effect of the expiration of statutes of limitation	(2.5)	(2.5)	(1.9)
Foreign currency exchange effects	(0.8)	0.7	(2.0)
End of year	$21.6	23.5	23.5

Included in the balance of unrecognized tax benefits at December 31, 2024, are potential benefits of approximately $18.2 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. We reverse interest and penalty accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued. The impact of interest and penalties on the 2024, 2023 and 2022 tax provisions was not significant. We had accrued interest and penalties of $5.3 million at December 31, 2024, and $6.5 million at December 31, 2023.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. As of December 31, 2024, we are subject to U.S. Federal income tax examination by tax authorities for the taxable year ending December 31, 2019, but with few exceptions, we are no longer subject to any state and local, or non-U.S. income tax examinations by tax authorities for years before 2019. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $5.7 million of currently remaining unrecognized tax positions may be recognized by the end of 2025.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2024	2023

Land	$47.6	54.3
Buildings	228.0	241.0
Leasehold improvements	284.8	291.2
Vehicles	777.9	805.0
Capitalized software(a)	285.5	269.1
DRS devices leased to customers	282.8	278.6
Other machinery and equipment	709.3	694.2
	2,615.9	2,633.4
Accumulated depreciation and amortization	(1,633.2)	(1,620.1)
Property and equipment, net	$982.7	1,013.3

(a)Amortization of capitalized software costs included in continuing operations was $19.3 million in 2024, $15.5 million in 2023 and $16.1 million in 2022.

Note 7 - Acquisitions and Dispositions

We account for business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

In 2024, we acquired three business operations in the North America, Latin America and Europe segments. The aggregate purchase consideration for these three acquisitions was approximately $27 million.

In 2022, we acquired United Kingdom-based business operations that manage ATMs (see "NoteMachine Limited Acquisition" section below) and a smaller business acquisition in the North America segment. The aggregate purchase consideration for these two acquisitions was approximately $209 million.

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

(a)The contingent consideration has three components. The largest component was based on post-acquisition collections of ATM tax rate rebates from municipal governments in the U.K. The consideration was estimated at $10.5 million at the acquisition date. Through December 31, 2023, substantially all amounts were paid to the seller for this component. A smaller component was based on post-acquisition increases in the ATM cash withdrawal interchange fees through June 30, 2023. The consideration was estimated at $4.3 million at the acquisition date. The post-acquisition fee increases did not occur and the liability was derecognized in the second quarter of 2023 resulting in a $4.8 million gain classified as other operating income (expense) in the consolidated statements of operations.
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

Note 8 - Goodwill and Other Intangible Assets

Goodwill
Based on our management structure, we have four reporting units, which are equal to our operating segments:

•North America
•Latin America
•Europe
•Rest of World

We performed a goodwill impairment test on these reporting units as of October 1, 2024 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

We completed these goodwill impairment tests, as well as the tests in the previous two years, with no impairment charges required.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Currency	Ending Balance

Goodwill:
North America	$477.7	9.4	(0.6)	486.5
Latin America	230.8	3.3	(25.6)	208.5
Europe	364.9	2.0	(18.8)	348.1
Rest of World	400.4	—	(8.6)	391.8
Total Goodwill	$1,473.8	14.7	(53.6)	1,434.9

	December 31, 2023
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$477.5	—	0.2	477.7
Latin America	220.3	—	10.5	230.8
Europe	351.1	1.9	11.9	364.9
Rest of World	402.0	(0.5)	(1.1)	400.4
Total Goodwill	$1,450.9	1.4	21.5	1,473.8

(a)Includes adjustments related to the finalization of valuations in prior year acquisitions ($1.9 million increase in Europe).

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2024			December 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	$627.7	(271.2)	356.5	$648.0	(238.9)	409.1	8.4
Indefinite-lived trade names	7.4	—	7.4	9.1	—	9.1	—
Finite-lived trade names	39.7	(27.7)	12.0	40.3	(22.5)	17.8	2.2
Developed technology	64.8	(18.4)	46.4	65.3	(13.0)	52.3	7.7
Other	4.0	(4.0)	—	4.3	(4.3)	—	—
Total	$743.6	(321.3)	422.3	$767.0	(278.7)	488.3

Total amortization expense for our finite-lived intangible assets was $58.3 million in 2024 and $57.8 million in 2023. Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2024, for the next five years is as follows:

(In millions)	2025	2026	2027	2028	2029

Amortization expense	$53.3	51.0	48.1	45.1	44.8

Note 9 - Prepaid Expenses and Other

	December 31,
(In millions)	2024	2023

Prepaid expenses	$164.4	177.0
Assets held for sale	34.9	43.0
Derivative instruments	24.7	28.5
Sales-type lease inventory	24.3	18.8
Income tax receivable	16.9	17.3
Other	48.8	41.1
Prepaid expenses and other	$314.0	325.7

Note 10 - Other Assets

	December 31,
(In millions)	2024	2023

Sale-type lease receivables	$97.4	82.3
Deposits	27.9	30.4
Loans held for investment (see Note 20)	16.4	25.2
Marketable securities	31.3	16.9
Prepaid pension assets	20.9	15.1
Contract assets	17.6	9.0
Other	89.7	89.7
Other assets	$301.2	268.6

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2024

Amounts attributable to Brink's:
Benefit plan adjustments	$50.5	(10.8)	5.6	(3.5)	41.8
Foreign currency translation adjustments	(178.8)	(6.2)	(4.6)	1.1	(188.5)
Gains (losses) on available-for-sale securities	(2.1)	0.8	(4.6)	4.4	(1.5)
Gains (losses) on cash flow hedges	15.6	(2.2)	(17.7)	4.4	0.1
	(114.8)	(18.4)	(21.3)	6.4	(148.1)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.1	—	(0.3)	—	(0.2)
Foreign currency translation adjustments	(0.3)	—	—	—	(0.3)
	(0.2)	—	(0.3)	—	(0.5)

Total
Benefit plan adjustments(a)	50.6	(10.8)	5.3	(3.5)	41.6
Foreign currency translation adjustments(b)	(179.1)	(6.2)	(4.6)	1.1	(188.8)
Gains (losses) on available-for-sale securities(c)	(2.1)	0.8	(4.6)	4.4	(1.5)
Gains (losses) on cash flow hedges(d)	15.6	(2.2)	(17.7)	4.4	0.1
	$(115.0)	(18.4)	(21.6)	6.4	(148.6)

2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(17.4)	4.3	2.2	(0.6)	(11.5)
Foreign currency translation adjustments	65.6	4.0	(5.2)	1.2	65.6
Gains (losses) on available-for-sale securities	(0.8)	(3.7)	5.0	(1.7)	(1.2)
Gains (losses) on cash flow hedges	1.9	(0.8)	(11.3)	1.8	(8.4)
	49.3	3.8	(9.3)	0.7	44.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	(2.2)	—	—	—	(2.2)
	(2.2)	—	(0.1)	—	(2.3)

Total
Benefit plan adjustments(a)	(17.4)	4.3	2.1	(0.6)	(11.6)
Foreign currency translation adjustments(b)	63.4	4.0	(5.2)	1.2	63.4
Gains (losses) on available-for-sale securities(c)	(0.8)	(3.7)	5.0	(1.7)	(1.2)
Gains (losses) on cash flow hedges(d)	1.9	(0.8)	(11.3)	1.8	(8.4)
	$47.1	3.8	(9.4)	0.7	42.2

See page 99 for footnote explanations.

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2022

Amounts attributable to Brink's:
Benefit plan adjustments	$197.3	(45.4)	41.5	(10.1)	183.3
Foreign currency translation adjustments	(6.5)	2.7	(5.8)	1.4	(8.2)
Gains (losses) on available-for-sale securities	(1.2)	0.5	0.3	(0.1)	(0.5)
Gains (losses) on cash flow hedges	25.2	(0.8)	12.4	(4.1)	32.7
	214.8	(43.0)	48.4	(12.9)	207.3

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.4	—	—	—	0.4
Foreign currency translation adjustments	(6.7)	—	—	—	(6.7)
	(6.3)	—	—	—	(6.3)

Total
Benefit plan adjustments(a)	197.7	(45.4)	41.5	(10.1)	183.7
Foreign currency translation adjustments(b)	(13.2)	2.7	(5.8)	1.4	(14.9)
Gains (losses) on available-for-sale securities(c)	(1.2)	0.5	0.3	(0.1)	(0.5)
Gains (losses) on cash flow hedges(d)	25.2	(0.8)	12.4	(4.1)	32.7
	$208.5	(43.0)	48.4	(12.9)	201.0

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

	December 31,
(In millions)	2024	2023	2022

Total net periodic retirement benefit cost included in:
Cost of revenues	$6.8	5.9	6.3
Selling, general and administrative expenses	2.1	2.0	1.9
Interest and other nonoperating income (expense)	0.1	0.5	16.7

(b)2024 foreign currency translation adjustment amounts reflect primarily the devaluation of the Mexican peso, the Brazilian real, the Canadian dollar, the Colombian peso, the Chilean peso, and the euro. 2023 foreign currency translation adjustment amounts reflect primarily the appreciation of the Mexican peso, the Brazilian real, the British pound, and the euro. 2022 foreign currency translation adjustment amounts reflect primarily the devaluation of the British pound and the Chilean peso, partially offset by appreciation of the Mexican peso and the Brazilian real.
(c)Unrealized gains and losses on available-for-sale debt securities are initially recognized in accumulated other comprehensive income (loss). When sold, gains and losses are then realized and reclassified to the consolidated statement of operations in the same period. Pretax amounts are classified in the consolidated statements of operations as interest and other income (expense). We realized a $4.6 million gain in 2024, a $5.0 million loss in 2023, and a $0.3 million loss in 2022 on sales of available-for-sale debt securities.
(d)Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as
•other operating income (expense) (no gain or loss in 2024, $7.8 million loss in 2023 and $8.9 million loss in 2022.)
•interest expense ($17.7 million reduction to expense in 2024 and $19.1 million in 2023 and $3.5 million of expense in 2022.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(474.0)	(425.7)	(0.1)	(8.1)	(907.9)
Other comprehensive income (loss) before reclassifications	151.9	(3.8)	(0.7)	24.4	171.8
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	31.4	(4.4)	0.2	8.3	35.5
Other comprehensive income (loss) attributable to Brink's	183.3	(8.2)	(0.5)	32.7	207.3
Acquisitions of noncontrolling interests	—	0.1	—	—	0.1
Balance as of December 31, 2022	(290.7)	(433.8)	(0.6)	24.6	(700.5)
Other comprehensive income (loss) before reclassifications	(13.1)	69.6	(4.5)	1.1	53.1
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1.6	(4.0)	3.3	(9.5)	(8.6)
Other comprehensive income (loss) attributable to Brink's	(11.5)	65.6	(1.2)	(8.4)	44.5
Balance as of December 31, 2023	(302.2)	(368.2)	(1.8)	16.2	(656.0)
Other comprehensive income (loss) before reclassifications	39.7	(185.0)	3.1	13.4	(128.8)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	2.1	(3.5)	(4.6)	(13.3)	(19.3)
Other comprehensive income (loss) attributable to Brink's	41.8	(188.5)	(1.5)	0.1	(148.1)
Balance as of December 31, 2024	$(260.4)	(556.7)	(3.3)	16.3	(804.1)

Note 12 - Fair Value of Financial Instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available-for-sale debt securities that are carried at fair value in the financial statements and are included in other assets on the consolidated balance sheet. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2024	2023

2025 Senior Unsecured Notes
Carrying value(a)	$—	400.0
Fair value	—	382.0

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	558.7	554.6

2029 Senior Unsecured Notes
Carrying value	$400.0	—
Fair value	399.0	—

2032 Senior Unsecured Notes
Carrying value	$400.0	—
Fair value	397.2	—
(a)The 2025 Senior Unsecured Notes were redeemed in the third quarter of 2024 (see Note 15).

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

Forward and Swap Contracts
The fair values of our forward and swap contracts are based on the present value of net future cash payments and receipts, as well as inputs related to forward interest rates and forward currency rates that are derived principally from, or corroborated by, observable market data, which we have categorized as a Level 2 valuation.

Economic Hedges
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At December 31, 2024, the notional value of our outstanding foreign currency forward and swap contracts was $1,158 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the Mexican peso, and the British pound and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.
Cash flows related to economic hedges are reported in the consolidated statements of cash flows based on the nature of the underlying items being hedged. For the periods presented, such cash flows are reported in operating activities or investing activities.

The fair value of these contracts were recognized in the consolidated balance sheet as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023

Prepaid expenses and other	$19.0	8.7
Accrued liabilities	(10.1)	(9.8)
Net asset (liability)	$8.9	(1.1)

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022

Derivative instrument gains (losses) included in other operating income (expense)(a)	$(11.0)	21.3	42.0
(a)Derivative instrument losses in 2024 and derivative instrument gains in 2023 were driven primarily by the impacts of forward currency contracts to hedge exposure to the Mexican peso. Derivative instrument gains in 2022 were primarily attributable to the impacts of forward currency contracts to hedge exposure to the euro.

Net Investment Hedges

We have entered into cross currency swaps and foreign exchange forward swap contracts to hedge a portion of our net investments in certain of our subsidiaries with euro and Hong Kong dollar functional currencies. We elected to use the spot method to assess effectiveness for these derivatives that are designated as net investment hedges for accounting purposes. Accordingly, changes in fair value attributable to changes in the undiscounted spot rates are recorded in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of the cross currency swaps.

In 2022, we terminated the cross currency swap contracts hedging a portion of our net investment in certain euro functional currency subsidiaries and received $67 million in cash for the fair value of the derivative assets at the settlement date. We subsequently entered into new cross currency swaps which also hedge a portion of our net investment in certain euro functional currency subsidiaries.

In 2023, we entered into a zero cost foreign exchange collar contract with a $215 million notional amount and a May 2026 expiration date. We sold a put option with a lower strike price and bought a call option with a higher strike price to manage the foreign exchange risk related to the final settlement of the $215 million notional cross currency swaps. Upon the execution of the zero cost foreign exchange collar contract, we de-designated the existing $215 million notional cross currency swaps and re-designated the combined $215 million notional cross currency swaps and zero cost collar into a new hedging instrument. At re-designation, the existing $215 million notional cross currency swaps had a non-zero fair value representing an off-market component of the participating cross currency swaps. The off-market value is being ratably amortized into earnings through May 2026. The combined cross currency swaps and zero cost collar has been designated as a net investment hedge for accounting purposes.

The fair value of these contracts were recognized in the consolidated balance sheet as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023

Euro net investment hedge(a)
Prepaid expenses and other	$5.7	5.6
Other noncurrent liabilities	(21.7)	(40.2)

Zero cost collar
Other noncurrent asset	$3.1	0.1

Hong Kong dollar net investment hedge(b)
Prepaid expenses and other	$0.1	0.1

Net asset (liability)	$(12.8)	(34.4)
(a)At December 31, 2024, swaps with a total notional value of $215 million will terminate in May 2026 and have a weighted average maturity of 1.1 years. Swaps with a total notional value of $185 million will terminate in April 2031 and have a weighted average maturity of 5.3 years.
(b)At December 31, 2024, the total notional value was $55 million with a weighted average maturity of 0.9 years.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps and foreign exchange forward swap contract is included as a benefit in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022

Cross currency swaps designated as net investment hedges	$(4.6)	(5.2)	(5.8)

Cash flows related to the amortization of the off-market component of net investment hedges are reported in investing activities. Cash flows from the termination and final settlement of net investment hedges are reported in investing activities. All other cash flows from net investment hedges are reported in operating activities.

Interest Rate Swaps - Cash Flow Hedges

We have periodically entered into interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and we have designated the interest rate swaps as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings in the same periods that the hedged debt affects earnings.

The fair values of our interest rate swaps were recognized in the consolidated balance sheet as follows:

	December 31,
(In millions)	2024	2023

$400 million notional - June 2027 maturity(a)
Prepaid expenses and other	$—	5.4
Other noncurrent assets	—	0.3

$200 million notional - June 2027 maturity(a)
Prepaid expenses and other	$—	5.8
Other noncurrent assets	—	6.4

$175 million notional - June 2027 maturity(a)
Prepaid expenses and other	$—	1.9
Other noncurrent liabilities	—	(1.8)

$400 million notional - January 2024 maturity
Prepaid expenses and other	$—	1.1
(a)These interest rate swaps were terminated in the fourth quarter of 2024 and we received approximately $19 million in cash proceeds upon termination. The cash proceeds for terminating the swaps were reported as cash flows from operating activities.

Amounts under these contracts were recognized in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022

Impact to interest expense - (benefit) cost	$(17.7)	(19.9)	2.2

Cash flows related to interest rate swaps are reported as operating activities.

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

Before final settlement occurred in the fourth quarter of 2023, amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022

Derivative instrument losses included in other operating income (expense)	$—	(7.9)	(8.9)

Offsetting transaction gains	—	7.9	8.9

Derivative instrument losses included in interest expense	—	(0.8)	(1.3)

Net derivative instrument losses	$—	(8.7)	(10.2)

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S Plc ("G4S") and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $22 million that remains potentially payable as of December 31, 2024 as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2024.

Note 13 - Accrued Liabilities

	December 31,
(In millions)	2024	2023

Cash supply chain deposit liability(a)	$166.5	167.8
Payroll and other employee liabilities	151.2	151.9
Taxes, except income taxes	134.0	134.9
Cash held by cash management services operations(b)	81.3	166.2
Operating lease liabilities	78.2	79.5
Workers’ compensation and other claims	60.6	31.7
DOJ/FinCEN investigations(c)	42.0	—
Accrued interest	28.2	34.5
Income taxes payable	28.0	37.8
ATM surcharge/interchange payables	28.0	27.7
Contract liability	15.0	21.4
Retirement benefits	14.7	17.6
Derivative instruments	10.1	9.8
Chile antitrust matter(d)	9.9	10.3
Other	210.4	235.8
Accrued liabilities	$1,058.1	1,126.9

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
(c)See Note 23 for more information on the DOJ/FinCEN investigations matters.
(d)See Note 23 for more information on the Chile antitrust matter.

Note 14 - Other Long-term Liabilities

	December 31,
(In millions)	2024	2023

Workers’ compensation and other claims	$75.7	72.6
Asset retirement and remediation obligations	33.8	33.3
Acquisition-related obligations	23.3	22.8
Derivative instruments	21.7	42.0
Noncurrent tax liabilities	18.0	21.8
Deferred compensation	12.6	12.0
Post-employment benefits	6.5	6.4
Other	40.0	33.7
Other long-term liabilities	$231.6	244.6

Note 15 - Debt

	December 31,
(In millions)	2024	2023

Debt:
Short-term borrowings
Other (year end weighted average interest rate of 6.5% in 2024 and 6.5% in 2023)	$149.3	151.7
Total short-term borrowings	$149.3	151.7

Long-term debt
Bank credit facilities:
Term loans (year-end weighted average interest rate of 6.2% in 2024 and 7.0% in 2023)
less unamortized issuance cost of $2.8 million in 2024 and $4.0 million in 2023	$1,292.2	1,343.5
Senior unsecured notes (year-end effective interest rate of 4.6% for "2027 Senior Unsecured Notes", 6.5% for "2029 Senior Unsecured Notes" and 6.8% for "2032 Senior Unsecured Notes" in 2024 and 5.5% for "2025 Senior Unsecured Notes" and 4.6% for "2027 Senior Unsecured Notes" in 2023)

less unamortized issuance cost of $12.2 million in 2024 and $5.6 million in 2023	1,387.8	994.4
Revolving Credit Facility (year-end weighted average interest rate of 6.2% in 2024 and 6.3% in 2023)	399.7	542.1
Other facilities (year-end weighted-average interest rate of 5.8% in 2024 and 5.9% in 2023)(a)	432.1	265.8
Financing leases (year-end weighted-average interest rate of 6.7% in 2024 and 6.2% in 2023)	235.1	233.8
Total long-term debt	$3,746.9	3,379.6

Total Debt	$3,896.2	3,531.3

Included in:
Current liabilities	$291.0	268.8
Noncurrent liabilities	3,605.2	3,262.5
Total debt	$3,896.2	3,531.3

(a)Includes Other Revolving Credit Facilities of $359 million at December 31, 2024 and $226 million at December 31, 2023.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2024, $600 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at December 31, 2024. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of December 31, 2024. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23%as of December 31, 2024.

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

In June 2020, we issued at par five-year senior unsecured notes (the "2025 Senior Unsecured Notes") in the aggregate principal amount of $400 million. The 2025 Senior Unsecured Notes were set to mature on July 15, 2025 and had an annual interest rate of 5.5%. The 2025 Senior Unsecured Notes were general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility. On August 7, 2024, we issued a notice of redemption to holders to redeem all of the outstanding aggregate principal amount of the 2025 Senior Unsecured Notes in accordance with the terms of the notes and the indenture. The notes were redeemed on September 13, 2024.

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

Other Facilities
Other Facilities consists primarily of revolving credit facilities in our North America, Latin America and Europe segments ("Other Revolving Credit Facilities"). On an aggregate basis, borrowings under these facilities total $477 million with an additional $248 million available as of December 31, 2024, including $118 million in Short-term borrowings and $359 million in Other long-term debt. Maturity dates of the long-term facilities range from February 2027 to July 2027 and interest rates range from 5.90% to 6.20%. Borrowings under these facilities are secured by cash held by Brink's. In July 2024, we increased the capacity of the largest of these credit facilities from $250 million to $500 million.

Minimum repayments of long-term debt are as follows:

(In millions)	Financing leases	Other long-term debt	Total

2025	$61.4	80.3	141.7
2026	57.9	118.0	175.9
2027	43.2	2,496.0	2,539.2
2028	33.0	10.9	43.9
2029	18.2	407.5	425.7
Later years	21.4	414.1	435.5
Total	$235.1	3,526.8	3,761.9

The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all of these covenants at December 31, 2024.

Financing Leases
Property and equipment acquired under financing leases are included in property and equipment as follows:

	December 31,
(In millions)	2024	2023

Asset class:
Buildings	$7.8	9.4
Vehicles	347.8	395.9
Machinery and equipment	122.6	82.9
	478.2	488.2
Less: accumulated amortization	(196.9)	(204.5)
Total	$281.3	283.7

Note 16 - Accounts Receivable and Credit Losses

Accounts receivable

	December 31,
(In millions)	2024	2023

Trade	$603.9	684.6
Other	154.1	124.8
Total accounts receivable	758.0	809.4
Allowance for doubtful accounts	(24.5)	(30.4)
Accounts receivable, net	$733.5	779.0

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

The following table is a rollforward of the allowance for doubtful accounts:

	Years Ended December 31,
(In millions)	2024	2023	2022

Allowance for doubtful accounts:
Beginning of year	$30.4	38.3	16.9
Provision for uncollectible accounts receivable	8.5	12.8	22.3
Write offs and recoveries	(13.6)	(21.1)	(3.4)
Other	—	—	3.2
Foreign currency exchange effects	(0.8)	0.4	(0.7)
End of year	$24.5	30.4	38.3

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

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

		December 31,
(In millions)	Balance sheet classification	2024	2023
Assets:
Operating lease assets	Right-of-use assets, net	$354.9	$337.7
Finance lease assets	Property and equipment, net	281.3	283.7
Total leased assets		$636.2	$621.4

Liabilities:
Current:
Operating	Accrued liabilities	$78.2	$79.5
Financing	Current maturities of long-term debt	61.4	57.5
Noncurrent:
Operating	Lease liabilities	278.6	265.8
Financing	Long-term debt	173.7	176.3
Total lease liabilities		$591.9	$579.1

The components of lease expense were as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022

Operating lease cost(a)	$168.6	$153.4	$133.6
Short-term lease cost	23.3	25.5	28.9
Finance lease cost:
Amortization of related assets	52.4	44.5	37.9
Interest on related liabilities	17.5	14.0	10.1
Total lease cost	$261.8	$237.4	$210.5

(a)Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

	Years Ended December 31,
(In millions, except for lease term and discount rate)	2024	2023	2022

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125.6	$107.9	$106.1
Operating cash flows from finance leases	17.5	14.0	10.1
Financing cash flows from finance leases	64.6	55.5	48.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	132.2	104.3	101.0
Finance leases	75.1	92.0	65.7

Weighted Average Remaining Lease Term

Operating leases	6.2 years	6.5 years	6.3 years
Finance leases	4.2 years	4.7 years	4.7 years

Weighted Average Discount Rate

Operating leases	7.0%	6.8%	6.5%
Finance leases	6.7%	6.2%	5.5%

As of December 31, 2024, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	DRS Devices	Other	Total

2025	$69.0	19.4	15.8	104.2
2026	57.0	17.1	10.6	84.7
2027	45.2	14.0	6.8	66.0
2028	36.9	9.6	3.4	49.9
2029	26.2	3.7	0.9	30.8
Later years	108.2	—	1.4	109.6
Total lease payments	$342.5	63.8	38.9	445.2
Less: Interest	76.5	7.7	4.2	88.4
Present value of lease liabilities	$266.0	56.1	34.7	356.8

As of December 31, 2024, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2025	$74.2
2026	66.7
2027	48.9
2028	36.2
2029	19.7
Later years	31.4
Total finance lease payments	$277.1
Less: Interest	42.0
Present value of finance lease liabilities	$235.1

Note 18 - Share-Based Compensation Plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2017 Equity Incentive Plan (the "2017 Plan") and under the 2024 Equity Incentive Plan (the "2024 Plan"). The 2017 Plan and the 2024 Plan permit grants of restricted stock, restricted stock units, performance stock, performance stock units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees. The 2017 Plan and the 2024 Plan also permit cash awards to eligible employees. The 2017 Plan became effective May 2017. The 2024 Plan became effective May 2024. During the first quarter ended March 31, 2023, the remaining outstanding awards granted under the 2013 Equity Incentive Plan (the "2013 Plan") were fully exercised. No further grants of awards will be made under the 2013 Plan or the 2017 Plan.

We also have outstanding deferred stock units granted to directors under the 2017 Plan and the 2024 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Directors’ Equity Plan and the Directors’ Stock Accumulation Plan, each of which has expired.

There are 3.8 million shares underlying share-based plans that are authorized, but not yet granted. Outstanding awards at December 31, 2024, include performance stock units, restricted stock units, deferred stock units, time-based stock options, and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. Prior to 2020, for employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement. For the 2020 awards, we recognized expense from the grant date to six months after the participant's retirement eligible date. In 2021, the retirement eligibility provisions were changed to require a minimum of a one year service period in order to meet the retirement eligible conditions. For awards granted after 2020, we recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations. Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2024, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2024
(in millions except years)	2024	2023	2022

Performance stock units	$25.2	20.3	34.9	$22.3	1.6
Restricted stock units	9.9	10.4	12.0	8.4	1.4
Deferred stock units and fees paid in stock	1.4	1.4	1.3	0.4	0.3
Time-based options	—	—	0.4	—	—
Cash based awards	1.9	2.8	1.3	1.4	1.4
Share-based payment expense	38.4	34.9	49.9
Income tax benefit	(8.7)	(7.9)	(11.5)
Share-based payment expense, net of tax	$29.7	27.0	38.4

Value of Distributed or Exercised Awards
The value of shares distributed or options exercised in the last three years is as follows:

	Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2024	2023	2022

Performance stock units	$35.3	16.3	10.0
Restricted stock units	13.4	8.5	9.2
Deferred stock units and fees paid in stock	1.4	1.0	0.6
Performance-based options(a)	1.3	3.0	15.2
Time-based vesting options(a)	2.2	0.1	—
Total	$53.6	28.9	35.0

Income tax benefit realized	$12.7	7.0	8.1

(a)Intrinsic value for options.

Restricted Stock Units (“RSUs”)
We grant RSUs that contain only a service condition as part of our compensation program. RSUs are paid out in shares of Brink’s stock when the awards vest. For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments. In 2020, we additionally granted RSUs that vested after a stated two year service condition had been met.

We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $85.14 in 2024, $65.77 in 2023 and $64.30 in 2022. The weighted-average discount was approximately 2% in each of 2024, 2023 and 2022.

The following table summarizes RSU activity during 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2023	320.2	$65.89
Activity from January 1 to December 31, 2024:
Granted	148.4	85.14
Forfeited	(32.3)	72.33
Vested	(145.9)	67.44
Nonvested balance as of December 31, 2024	290.4	$74.24

Performance Stock Units (“PSUs”)
Historically, we have granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs") as part of our compensation program.

The majority of outstanding IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For IM PSUs granted in 2021, the performance period was from January 1, 2021 to December 31, 2022 with an additional one year of service after 2022. For IM PSUs granted in 2022, the performance period was from January 1, 2022 to December 31, 2024. For IM PSUs granted in 2023, the performance period is from January 1, 2023 to December 31, 2025. For IM PSUs granted in 2024, the performance period is from January 1, 2024 to December 31, 2026. In 2023 and in 2024, we also granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier), a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model.

IM PSUs will be paid out in shares of Brink’s stock when the awards vest. For the IM PSUs granted in 2024, 2023 and 2022, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

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

The following table summarizes all PSU activity during 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2023	698.5	$72.15
Activity from January 1 to December 31, 2024:
Granted	214.0	82.19
Forfeited or expired	(44.3)	70.53
Vested(a)	(229.1)	80.47
Nonvested balance as of December 31, 2024	639.1	$72.64

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2023 were 438.7 thousand, compared to target shares of 229.1 thousand.

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the IM PSUs with a market condition granted in 2024 and 2023 and the TSR PSUs granted in 2022:

Terms and Assumptions Used to Estimate Grant Date Fair Value	2024 IM PSUs(a)	2023 IM PSUs(a)	2022 TSR PSUs

Terms of awards:
Performance period	Jan. 1, 2024 to	Jan. 1, 2023 to	Jan. 1, 2022 to
	Dec. 31, 2025	Dec. 31, 2025	Dec. 31, 2024

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(b)	1.1%	1.2%	1.2%
Expected stock price volatility(c)	31.1%	41.9%	48.5%
Risk-free interest rate(d)	4.3%	4.5%	1.8%
Contractual term in years	2.8	2.8	2.8

Weighted-average fair value estimates at grant date:
In millions	$10.5	$8.5	$3.4
Fair value per share	$83.81	$72.51	$87.31

(a)In 2024 and 2023, we granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier).
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

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2023(b)	174.4	$73.45	$17.92
Forfeited or expired	—	—	—
Exercised(b)	(174.4)	73.45	17.92
Outstanding at December 31, 2024(b)	—	$—	$—	—	$—

Of the above, as of December 31, 2024:
Exercisable	—	$—		—	$—
Expected to vest in future periods(c)	—	$—		—	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option. The market price at December 31, 2024 was $92.77.
(b)There were 174.4 thousand exercisable options with a weighted average exercise price of $73.45 at December 31, 2023 and 446.2 thousand exercisable options with a weighted average exercise price of $61.23 at December 31, 2022.
(c)At December 31, 2024, all performance options had vested and none were outstanding.

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2023(b)	115.7	$80.74	$21.43
Exercised	(93.2)	79.92	21.54
Outstanding at December 31, 2024	22.5	$84.17	$20.98	1.1	$0.2

Of the above, as of December 31, 2024:
Exercisable	22.5	$84.17		1.1	$0.2
Expected to vest in future periods(c)	—	$—		—	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option. The market price at December 31, 2024 was $92.77.
(b)There were 115.7 thousand exercisable options with a weighted average exercise price of $80.74 at December 31, 2023 and 102.7 thousand exercisable options with a weighted average exercise price of $79.26 at December 31, 2022.
(c)At December 31, 2024, all outstanding time-based options were vested.

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

The following table summarizes all DSU activity during 2024:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2023	19.2	$62.43
Activity from January 1 to December 31, 2024:
Granted	13.6	87.93
Vested	(19.2)	62.43
Nonvested balance as of December 31, 2024	13.6	$87.93

The weighted-average grant-date fair value estimate per share for DSUs granted was $87.93 in 2024, $62.43 in 2023 and $54.74 in 2022.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units. Units will be redeemed by employees for an equal number of shares of Brink’s stock. Employee deferred compensation accounts held 77,573 units at December 31, 2024, and 106,836 units at December 31, 2023.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ deferred compensation accounts held 21,818 units at December 31, 2024, and 21,075 units at December 31, 2023.

Note 19 - Capital Stock

Common Stock
At December 31, 2024, we had 100 million shares of common stock authorized and 42.9 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years. On September 19, 2024, the Board declared a regular quarterly dividend of 24.25 cents per share payable on December 2, 2024 to shareholders of record on November 4, 2024. The payment of future dividends is at the discretion of the Board and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2024, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In November 2023, our Board authorized a $500 million share repurchase program that expires on December 31, 2025 (the “2023 Repurchase Program”).

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

During the twelve months ended December 31, 2024, we repurchased a total of 2,108,544 shares of our common stock for an aggregate of $203.6 million and an average price of $96.54 per share. These shares were retired upon repurchase. At December 31, 2024, $296 million remained available under the 2023 Repurchase Program.

In October 2021, we announced that our Board authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. In 2022, we repurchased a total of 948,395 shares of our common stock for an aggregate of $52.2 million and an average price of $55.01 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023 with approximately $28 million remaining available.

Our Board previously authorized a $250 million repurchase program in February 2020 (the “2020 Repurchase Program”). Under the 2020 Repurchase Program, we entered into three accelerated share repurchase arrangements ("ASR") with a financial institution. In each case, in exchange for an upfront payment at the beginning of each purchase period, the financial institution delivered to us shares of our common stock. The shares received were retired in the period they were delivered to us, and the upfront payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. In 2022, we received 546,993 additional shares upon the termination of an ASR. For purposes of calculating earnings per share, we reported each ASR as a repurchase of our common stock and as a forward contract indexed to our common stock. Each ASR met the applicable criteria for equity classification, and, as a result, none were accounted for as a derivative instrument.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2024	2023	2022

Weighted-average shares

Basic(a)	44.3	46.2	47.3
Effect of dilutive stock awards	0.5	0.7	0.5
Diluted(a)	44.8	46.9	47.8

Antidilutive stock excluded from denominator (b)	—	0.3	0.6

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, basic and diluted shares include weighted-average units of 0.2 million in 2024, 0.3 million in 2023 and 0.3 million in 2022.
(b)Under the November 2021 ASR, based on our stock prices from November 1, 2021 to March 31, 2022, we would have received additional shares under the ASR if the settlement date had been March 31, 2022. Because the ASR settlement date did not occur until April 2022 and because any anticipated receipt of additional shares of our common stock would have been antidilutive, no amounts were included the computation of diluted EPS. The antidilutive impact from the first quarter of 2022 continued to have year-to-date antidilutive impact for the remainder of 2022.

Note 20 - Supplemental Cash Flow Information

	Years Ended December 31,
	2024	2023	2022

Cash paid for:
Interest	$235.3	195.8	117.5
Income taxes, net	122.1	96.3	127.8

Argentina Marketable Securities
In the last three years, we have used available Argentine pesos to purchase equity and available-for-sale debt securities. Cash outflows for the purchase of these financial instruments totaled $29.7 million in 2024, $131.1 million in 2023, and $27.6 million in 2022. Cash inflows for the sale of these financial instruments totaled $14.6 million in 2024, $145.6 million in 2023, and $9.9 million in 2022. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos. These cash flows are reported in investing activities.

Non-cash Investing and Financing Activities
We acquired armored vehicles, DRS devices and other equipment under financing lease arrangements in the last three years including $75.1 million in 2024, $92.0 million in 2023 and $65.7 million in 2022.

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

Cash Paid for Acquisitions Included in Financing Activities
In 2024 we paid $0.8 million in settlements related to acquired business operations in the Europe segment. In 2023 we paid $10.3 million in settlements related to the Note Machine acquisition and $0.8 million related to the Touchpoint 21 acquisition. In 2022, we paid $2.8 million in settlements related to the PAI acquisition. These payments are reported as cash flows from financing activities as the payments were made more than three months after the acquisition date.

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

In accordance with our revolving credit facilities, we are required to maintain restricted cash reserves totaling $44.0 million ($40.9 million at December 31, 2023) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At December 31, 2024, we held $445.1 million of restricted cash ($232.7 million represented restricted cash held for customers and $166.5 million represented accrued liabilities). At December 31, 2023, we held $507.0 million of restricted cash ($298.7 million represented restricted cash held for customers and $167.8 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $46.6 million in 2024 compared to $7.5 million in 2023 and $19.4 million in 2022 and are included in Other long-term debt borrowings within financing activities in the consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2024	2023
Cash and cash equivalents	$1,395.3	1,176.6
Restricted cash	445.1	507.0
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$1,840.4	1,683.6

Note 21 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2024	2023	2022

Foreign currency items:
Transaction losses(a)	$16.5	(85.1)	(68.7)
Derivative instrument gains (losses)	(11.0)	21.3	42.0
Royalty income	8.0	7.5	9.1
Impairment losses	(4.8)	(10.3)	(9.0)
Indemnification asset adjustments(b)	(2.4)	(3.4)	(7.8)
Contingent consideration liability adjustments(c)	—	6.2	—
Gains on sale of property and other assets	3.9	1.9	2.7
Share in earnings of equity method affiliates	3.0	2.8	2.1
Other	5.5	4.9	4.3
Other operating income (expense)	$18.7	(54.2)	(25.3)

(a)Includes remeasurement losses in Argentina of $18.4 million in 2024, $79.1 million in 2023 and $37.6 million in 2022 related to highly inflationary accounting.
(b)Post-acquisition adjustments to indemnification assets recognized in previous business acquisitions.
(c)In 2023, we derecognized contingent consideration liabilities, primarily related to the NoteMachine business acquisition.

Note 22 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2024	2023	2022

Interest income	$48.9	36.3	23.6
Retirement benefit cost other than service cost	(0.2)	(0.5)	(16.7)
Foreign currency transaction gains (losses)	0.3	(1.1)	2.4
Non-income taxes on intercompany billings	(2.1)	(2.6)	(2.3)
Argentina turnover tax	(3.4)	(6.8)	(1.8)
Gain (loss) on equity and debt securities(a)	5.0	(12.8)	—
Other	0.2	1.9	(1.5)
Interest and other nonoperating income (expense)	$48.7	14.4	3.7

(a)In 2023, the loss was primarily related to the impact of highly inflationary accounting on investments in marketable securities held by Argentina.

Note 23 - Other Commitments and Contingencies

In August 2020, the Company received a subpoena issued in connection with an investigation being conducted by the U.S. Department of Justice (the “DOJ”), primarily related to cross-border shipments of cash and things of value and anti-money laundering (“AML”) compliance. Subsequently, in March 2024, as is commonly the case with this type of matter, the Company received a Notice of Investigation from the U.S. Treasury’s Financial Crimes Enforcement Network (“FinCEN”) related to Bank Secrecy Act/AML compliance that involves substantially the same conduct that was the subject to the DOJ’s investigation.

On January 31, 2025, Brink’s Global Services USA, a subsidiary of the Company, entered into a Consent Order Imposing Civil Money Penalty with FinCEN and a Non-Prosecution Agreement (the “NPA”) with the DOJ, to fully resolve these matters. As part of these resolutions, the Company agreed to pay $42 million to these agencies over three years, beginning in January 2025 and, as of December 31, 2024, accrued $42 million for the settlement amounts. The Company agreed to pay FinCEN $17 million (which represents the amount due after crediting $20 million to the Company’s payment to the DOJ from the total $37 million penalty assessed by FinCEN). The Company agreed to pay $25 million to the DOJ (which represents the amount due after crediting $5 million for the Company’s swift resolution and acceptance of responsibility as well as $20 million that will be forgiven at the end of the two-year term of the NPA so long as the Company has not breached the NPA).

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

In addition to the matters discussed above, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable. Except as otherwise noted, we do not believe that it is reasonably possible the ultimate disposition of any of the legal matters currently pending against the Company could have a material adverse effect on our liquidity, financial position or results of operations.

At December 31, 2024, we had noncancellable commitments for $18.5 million in equipment purchases, and information technology and other services.

Note 24 - Reorganization and Restructuring

2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously disclosed restructuring program across our global business operations. In total, we have recognized $34.0 million in charges under this program, including $0.8 million in 2024. The actions under this program were substantially completed in 2024.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of the 2022 Global Restructuring Plan:

(In millions)	Severance Costs	Other	Total

Balance as of December 31, 2022	$11.5	—	11.5
Expense	8.0	3.0	11.0
Payments and utilization	(16.9)	(3.0)	(19.9)
Foreign currency exchange effects	0.2	—	0.2
Balance as of December 31, 2023	$2.8	—	2.8
Expense	—	0.8	0.8
Payments and utilization	(2.4)	(0.8)	(3.2)
Foreign currency exchange effects	(0.1)	—	(0.1)
Balance as of December 31, 2024	$0.3	—	0.3

Other Restructurings
As a result of other restructuring actions, we recognized $16.6 million of net costs in 2022, primarily severance costs. We recognized $6.6 million of net costs in 2023. We recognized $0.7 million of net costs in 2024. The actions were substantially completed in 2024.

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

Management, with the participation of the CEO and CFO, and under the oversight of our Board, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an opinion on the effectiveness of internal control over financial reporting. KPMG’s report appears on page 122 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on Internal Control Over Financial Reporting

We have audited The Brink's Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 26, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

The information regarding executive officers is included in this report following Item 4, under the caption “Information about Our Executives Officers.” Other information required by Item 10 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2024.

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities that applies to our directors, officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards, In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 60–119.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2.1†	Share Purchase Agreement, dated as of February 26, 2020 between the Company and G4S. Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 10, 2020.

2.2†	Second Share Purchase Agreement, dated as of February 26, 2020 between the Company and G4S. Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on July 10, 2020.

2.3†
First Amendment dated as of March 30, 2020 to the Share Purchase Agreements dated as of February 26, 2020, between the Company and G4S. Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 10, 2020.

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

4.4
Indenture dated as of June 12, 2024 among The Brink's Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the Notes due 2029 and 2032. Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2024.

10.1*	Brink's Incentive Plan, effective as of February 17, 2017. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.2*	Brink's 2024 Equity Incentive Plan. Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on March 18, 2024 and approved by shareholders on May 2, 2024.

10.3*	Amended and Restated Executive Salary Continuation Plan, effective as of December 31, 2020. Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020.

10.4*
2017 Equity Incentive Plan, effective as of May 5, 2017 and amended and restated effective May 2, 2019. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.5*	Form of 2017 Award Agreement for deferred stock units granted under the 2017 Equity Incentive Plan. Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.6*	Form of Stock Option Award Agreement, effective February 22, 2018. Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed February 26, 2018.

10.7*	Amended and Restated Non-Employee Directors’ Equity Plan, as of July 12, 2012. Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.8*
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.9*
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.10	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.11
$1,500,000,000 Senior Secured Credit Facility, dated as of October 17, 2017, among The Brink’s Company, as Parent Borrower and a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, an Issuing Lender and Swingline Lender, and various other Lenders named therein. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 20, 2017.

10.11.1
First Amendment to Loan Documents, dated as of February 8, 2019, with Wells Fargo Bank, National Association, as existing administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2019.

10.11.2
Incremental Amendment to Credit Agreement, dated as of April 1, 2020, by and among the Company, the subsidiaries of the Company party thereto, Bank of America, National Association, as administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2020.

10.11.3
Third Amendment to Credit Agreement, dated as of June 9, 2020, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders party there. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020.

10.11.4
Fourth Amendment to Credit Agreement (LIBOR Transition), dated as of December 27, 2021, by and among the Company and Bank of America, N.A. as administrative agent. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.11.5
Fifth Amendment to Loan Documents, dated as of June 23, 2022, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders part thereto. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2022.

10.12*	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended October 2018 and as further amended December 3, 2024.

10.13*
Form of 2021 Performance Share Units Award Agreement (Total Shareholder Return), effective for awards made on or after February 24, 2021. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.14*
Form of 2021 Performance Share Units Award Agreement (Internal Metric), effective for awards made on or after February 24, 2021. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.15*
Form of 2021 Restricted Stock Unit (RSU) Award Agreement, effective for awards made on or after February 24, 2021. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.16*	Amended and Restated Directors’ Stock Accumulation Plan, effective May 1, 2021. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.17*
Form of Indemnification Agreement entered into by The Brink’s Company with each of its directors, officers and certain employees, approved for use on December 9, 2021. Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021.

10.18*	Key Employees' Deferred Compensation Program, as amended December 3, 2024.

10.19	Change in Control Plan, effective March 1, 2022, as amended December 3, 2024.

10.20*	Amended and Restated Plan for Deferral of Directors’ Fees, effective February 16, 2023. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.21*	Offer Letter, dated July 2, 2021, for Mark Eubanks. Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.22*	Offer Letter, dated April 16, 2022, for Daniel Castillo. Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.23*	Offer Letter, dated July 20, 2022, for Kurt McMaken. Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.24*	Offer Letter, dated April 16, 2023, for Elizabeth Galloway. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.25*	Expatriate Offer Letter dated March 1, 2023, for James K. Parks. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

19.1	The Brink's Company Insider Trading Policy.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Brink's Dodd-Frank Clawback Policy, effective as of October 2, 2023. Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023.

99.1*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

101
Interactive Data File (Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2024, and December 31, 2023, (ii)  the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

The Brink’s Company
(Registrant)

By	/s/ Mark Eubanks
Mark Eubanks
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2025.

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