Form 10-Q
period 2025-03-31
BRINKS CO
filed 2025-05-12
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Yes  ☐ No  ☒
As of May 7, 2025, 41,999,993 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,226.2	1,395.3
Restricted cash	414.1	445.1
Accounts receivable (net of allowance: 2025 - $21.5; 2024 - $24.5)	772.4	733.5
Prepaid expenses and other	353.1	314.0
Total current assets	2,765.8	2,887.9

Right-of-use assets, net	347.2	354.9
Property and equipment (net of accumulated depreciation and amortization: 2025 - $1,709.2; 2024 - $1,633.2)	1,035.0	982.7
Goodwill	1,469.1	1,434.9
Other intangibles (net of accumulated amortization: 2025 - $342.7; 2024 - $321.3)	415.9	422.3
Deferred tax assets, net	243.5	239.2
Other	307.1	301.2

Total assets	$6,583.6	6,623.1

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$138.3	149.3
Current maturities of long-term debt	146.4	141.7
Accounts payable	267.5	316.6
Accrued liabilities	1,076.6	1,058.1
Restricted cash held for customers	194.1	232.7
Total current liabilities	1,822.9	1,898.4

Long-term debt	3,596.9	3,605.2
Accrued pension costs	128.2	122.5
Retirement benefits other than pensions	109.3	111.5
Lease liabilities	284.7	278.6
Deferred tax liabilities	63.1	62.8
Other	249.5	231.6
Total liabilities	6,254.6	6,310.6

Commitments and contingent liabilities (notes 4, 7 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2025 - 42.7; 2024 - 42.9	42.7	42.9
Capital in excess of par value	639.3	660.7
Retained earnings	290.3	285.4
Accumulated other comprehensive income (loss)	(766.5)	(804.1)
Brink’s shareholders	205.8	184.9

Noncontrolling interests	123.2	127.6

Total equity	329.0	312.5

Total liabilities and equity	$6,583.6	6,623.1
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2025	2024

Revenues	$1,246.7	1,236.1

Costs and expenses:
Cost of revenues	939.5	927.2
Selling, general and administrative expenses	186.3	200.6
Total costs and expenses	1,125.8	1,127.8
Other operating income (expense)	(1.8)	12.6

Operating profit	119.1	120.9

Interest expense	(57.5)	(55.8)
Interest and other nonoperating income (expense)	7.9	13.3
Income from continuing operations before tax	69.5	78.4
Provision for income taxes	15.6	26.2

Income from continuing operations	53.9	52.2

Income (loss) from discontinued operations, net of tax	—	—

Net income	53.9	52.2
Less net income attributable to noncontrolling interests	2.3	2.9

Net income attributable to Brink’s	51.6	49.3

Amounts attributable to Brink’s
Continuing operations	51.6	49.3
Discontinued operations	—	—

Net income attributable to Brink’s	$51.6	49.3

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$1.20	1.10
Discontinued operations	—	—
Net income	$1.20	1.10

Diluted:
Continuing operations	$1.19	1.09
Discontinued operations	—	—
Net income	$1.18	1.09

Weighted-average shares
Basic	43.1	44.8
Diluted	43.5	45.3

Cash dividends paid per common share	$0.2425	0.2200
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024

Net income	$53.9	52.2

Net benefit plan adjustments:
Net benefit plan actuarial adjustment	—	4.1
Net benefit plan prior service adjustment	(2.5)	(2.8)
Net deferred profit sharing adjustment	0.3	0.1
Total benefit plan adjustments	(2.2)	1.4

Net foreign currency translation adjustment	38.2	(21.5)
Net change on available-for-sale securities	0.6	1.1
Net change on cash flow hedges	(2.6)	10.7
Other comprehensive income (loss) before tax	34.0	(8.3)
Provision (benefit) for income taxes	(4.5)	6.5

Other comprehensive income (loss)	38.5	(14.8)

Comprehensive income	92.4	37.4
Less comprehensive income attributable to noncontrolling interests	3.0	1.1

Comprehensive income attributable to Brink's	$89.4	36.3
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Three Months ended March 31, 2025
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2024	42.9	$42.9	660.7	285.4	(804.1)	127.6	312.5
Net income	—	—	—	51.6	—	2.3	53.9
Other comprehensive income	—	—	—	—	37.8	0.7	38.5
Shares repurchased(a)	(0.5)	(0.5)	(11.0)	(36.2)	—	—	(47.7)
Dividends to:
Brink’s common shareholders ($0.2425 per share)	—	—	—	(10.4)	—	—	(10.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	5.7	—	—	—	5.7
Other share-based benefit transactions	0.3	0.3	(16.7)	(0.1)	—	—	(16.5)
Acquisitions of noncontrolling interests(b)	—	—	0.6	—	(0.2)	(7.0)	(6.6)
Balance as of March 31, 2025	42.7	$42.7	639.3	290.3	(766.5)	123.2	329.0

	Three Months ended March 31, 2024
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2023	44.5	$44.5	675.9	333.0	(656.0)	122.8	520.2
Net income	—	—	—	49.3	—	2.9	52.2
Other comprehensive loss	—	—	—	—	(13.0)	(1.8)	(14.8)
Shares repurchased(a)	(0.3)	(0.3)	(2.2)	(18.5)	—	—	(21.0)
Dividends to:
Brink’s common shareholders ($0.2200 per share)	—	—	—	(9.8)	—	—	(9.8)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.3	—	—	—	9.3
Other share-based benefit transactions	0.4	0.4	(16.4)	—	—	—	(16.0)
Acquisitions of noncontrolling interests(b)	—	—	0.2	—	—	(0.4)	(0.2)
Balance as of March 31, 2024	44.6	$44.6	666.8	354.0	(669.0)	123.5	519.9

(a)Amounts do not agree to cash paid to repurchase shares in the condensed consolidated statements of cash flows or Note 11. The difference is due to the timing of the cash settlements for shares repurchased near the balance sheet dates plus the accrual of liabilities to pay excise taxes resulting from share repurchases.
(b)This amount represents the impact of transactions in which we acquired or disposed of noncontrolling ownership interests in certain companies where we had an existing controlling interest prior to and after the related acquisition or disposal transactions.

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities:
Net income	$53.9	52.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	70.7	72.4
Share-based compensation expense	5.7	9.3
Deferred income taxes	0.3	2.5
(Gain) loss on marketable securities, sale of property and equipment and derivatives	(8.6)	(2.2)
Impairment losses	1.6	0.5
Retirement benefit funding more than expense:
Pension	(1.0)	(2.4)
Other than pension	(4.1)	(3.7)
Unrealized foreign currency (gains) losses	15.6	—
Other operating	(5.6)	11.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable and income taxes receivable	(53.1)	(73.6)
Decrease in accounts payable, income taxes payable and accrued liabilities	(91.1)	(44.1)
Increase (decrease) in restricted cash held for customers	(45.0)	57.3
Increase in customer obligations	38.9	24.0
Increase in prepaid and other current assets	(27.5)	(27.2)
Other	(10.9)	(12.8)
Net cash (used in) provided by operating activities	(60.2)	63.9
Cash flows from investing activities:
Capital expenditures	(58.9)	(52.2)
Acquisitions, net of cash acquired	(5.3)	0.7
Marketable securities:
Purchases	(12.7)	(0.3)
Sales	14.3	0.8
Cash proceeds from sale of property and equipment	2.6	3.5
Net change in loans held for investment	1.6	1.8
Other	9.7	(0.1)
Net cash used in investing activities	(48.7)	(45.8)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(16.5)	5.0
Long-term revolving credit facilities:
Borrowings	3,620.0	2,536.9
Repayments	(3,627.0)	(2,470.8)
Other long-term debt:
Borrowings	8.1	4.3
Repayments	(28.4)	(26.9)
Acquisition of noncontrolling interest	(6.6)	(0.2)
Debt financing costs	(0.8)	—
Repurchase shares of Brink's common stock	(44.8)	(23.0)
Dividends to:
Shareholders of Brink’s	(10.4)	(9.8)
Noncontrolling interests in subsidiaries	(0.4)	—
Tax withholdings associated with share-based compensation	(17.3)	(16.8)
Net cash used in financing activities	(124.1)	(1.3)
Effect of exchange rate changes on cash	32.9	(19.8)
Cash, cash equivalents and restricted cash:
Decrease	(200.1)	(3.0)
Balance at beginning of period	1,840.4	1,683.6
Balance at end of period	$1,640.3	1,680.6

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company”, “we”, “us” or “our”) has four operating segments:
•North America
•Latin America
•Europe
•Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together, "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the first three months of 2025 and 3% of our consolidated revenues for the first three months of 2024.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first three months of 2025, the Argentine peso declined approximately 4% (from 1,031.0 to 1,073.1 pesos to the U.S. dollar). For the year ended December 31, 2024, the Argentine peso declined approximately 19% (from 833.3 to 1,031.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first three months of 2025, we recognized a $4.8 million pretax remeasurement loss.

At March 31, 2025, Argentina's economy remained highly inflationary for accounting purposes. At March 31, 2025, we had net monetary assets denominated in Argentine pesos of $127.6 million (including cash of $117.4 million). At March 31, 2025, we had net nonmonetary assets of $144.5 million (including $102.6 million of goodwill and $20.8 million in debt securities denominated in Argentine pesos).

At December 31, 2024, we had net monetary assets denominated in Argentine pesos of $115.9 million (including cash of $104.0 million) and net nonmonetary assets of $147.5 million (including $103.1 million of goodwill and $21.2 million in debt securities denominated in Argentine pesos).

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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of March 31, 2025 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires expanded disclosures about significant segment expenses and information used to assess segment performance. For annual reporting periods, we adopted ASU 2023-07 on January 1, 2024. For interim reporting periods, this ASU was effective for us on January 1, 2025. In accordance with the new guidance, we added disclosures about significant segment expenses in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2024. Beginning with our first interim reporting period in 2025, we have also included disclosures regarding assets held by segments as well as capital expenditures and depreciation and amortization by segment in Note 3.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of this standard will have on the notes to our consolidated financial statements.

Note 2 - Revenue from Contracts with Customers

Performance Obligations
We provide various services to meet the needs of our customers and we group these service offerings into two broad categories: (1) cash and valuables management ("CVM"); and (2) digital retail solutions ("DRS") and ATM managed services ("AMS").

Cash and Valuables Management
CVM services are provided to customers throughout the world. Cash-in-transit services include the secure transportation of cash, securities and other valuables between businesses, financial institutions and central banks. Basic ATM management services include cash replenishment, treasury management and first line maintenance. Our global services business provides secure transport of high-value commodities including diamonds, jewelry, precious metals, luxury goods, securities, banknotes, currency, high-tech devices, electronics and pharmaceuticals. Additional global services include pick-up, packaging, customs clearance, secure vault storage and inventory management. We also offer a variety of cash management services including money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.), check imaging and other cash management services (e.g., cashier balancing, counterfeit detection, account consolidation and electronic reporting). Our vaulting services combine cash-in-transit services, cash management services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities. In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions. We provide other services to some of our customers, such as guarding, commercial security and payment services.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended March 31, 2025

Reportable Segments:
North America	$299.0	118.6	417.6
Latin America	251.2	56.4	307.6
Europe	172.7	126.4	299.1
Rest of World	201.1	21.3	222.4
Total reportable segments	$924.0	322.7	1,246.7

Three months ended March 31, 2024

Reportable Segments:
North America	$304.6	100.9	405.5
Latin America	282.6	52.1	334.7
Europe	186.2	105.2	291.4
Rest of World	187.9	16.6	204.5
Total reportable segments	$961.3	274.8	1236.1

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be billed or amortized within one year ($6.2 million at March 31, 2025) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed or amortized within one year ($19.1 million at March 31, 2025) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2025)	$733.5	22.2	15.0
Closing (March 31, 2025)	772.4	25.3	16.7
Increase	$38.9	3.1	1.7

The amount of revenue recognized in the three months ended March 31, 2025 that was included in the January 1, 2025 contract liabilities balance was $3.7 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the three months ended March 31, 2025 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At March 31, 2025, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at March 31, 2025 and December 31, 2024 were $13.4 million and $12.8 million, respectively.

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

	Three Months Ended March 31, 2025
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$417.6	307.6	299.1	222.4	1,246.7
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	153.2	140.7	132.5	58.2
Other cost of revenues segment items(b)	156.7	83.2	104.1	98.9
Total cost of revenues(a)	309.9	223.9	236.6	157.1

Selling, general, and administrative(a)	54.6	29.8	37.3	15.2
Segment operating profit	$53.1	53.9	25.2	50.1	182.3

	Three Months Ended March 31, 2024
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$405.5	334.7	291.4	204.5	1,236.1
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	155.8	147.1	133.9	60.0
Other cost of revenues segment items(b)	146.6	90.9	96.1	87.5
Total cost of revenues(a)	302.4	238.0	230.0	147.5

Selling, general, and administrative(a)	54.7	33.7	35.5	15.9
Segment operating profit	$48.4	63.0	25.9	41.1	178.4
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Selling, general and administrative expenses include insignificant amounts reported within other operating income (expense) in the condensed consolidated statements of operations.
(b)Other cost of revenues segment items for each reportable segment include primarily vehicle expenses, freight, equipment costs, building expense, and office and administrative expenses.

	Three Months Ended March 31,
(In millions)	2025	2024

Segment operating profit	$182.3	178.4

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	$(35.0)	(41.2)
Foreign currency transaction gains	3.2	6.3
Reconciliation of segment policies to GAAP(a)	0.1	1.5
Other items not allocated to segments(b):
Reorganization and restructuring	(0.5)	(1.4)
Acquisitions and dispositions	(18.5)	(15.9)
Argentina highly inflationary impact	(6.3)	(1.6)
Transformation initiatives	(5.1)	(4.8)
DOJ/FinCEN investigations	(0.9)	—
Chile antitrust matter	(0.2)	(0.4)
Operating profit	$119.1	120.9
(a)This line item includes adjustments to bad debt expense and a Mexico profit sharing plan accrual reported by the segments to the estimated consolidated amounts required by U.S. GAAP.
(b)See "Other Items not Allocated to Segments" for a description of these items.

Other Items not Allocated to Segments

Reorganization and restructuring  Net charges incurred in relation to certain restructuring actions include primarily severance charges and asset impairment losses. The 2022 Global Restructuring Plan was designed to, among other things, enable growth, reduce costs and related infrastructure, and mitigate the potential impact of external economic conditions in light of the COVID-19 pandemic. Other restructuring actions were primarily in response to the COVID-19 pandemic and a decision to exit a line of business in our Canada operating unit.

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

DOJ/FinCEN investigations In 2024, we recorded a charge for a probable loss in connection with U.S. Department of Justice ("DOJ") and U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") investigations. Additionally, we have incurred third-party costs, primarily legal costs, associated with this matter. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN. See Note 13 for details.

Chile antitrust matter We have recorded charges for a contingent loss associated with an investigation initiated by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. Additionally, we have incurred third-party costs, primarily legal costs, associated with this matter. See Note 13 for details.

	Three Months Ended March 31,
(In millions)	2025	2024

Capital Expenditures by Reportable Segment
North America	$24.0	13.6
Latin America	6.0	12.2
Europe	13.6	17.4
Rest of World	14.9	8.2
Total reportable segments	58.5	51.4
Corporate items	0.4	0.8
Total	$58.9	52.2

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$19.4	20.1
Latin America	12.7	14.1
Europe	14.7	14.0
Rest of World	6.7	6.4
Total reportable segments	53.5	54.6
Corporate items	0.7	1.0
Argentina highly inflationary impact	2.1	2.3
Depreciation and amortization of property and equipment	56.3	57.9

Amortization of intangible assets(a)	14.4	14.5
Total	$70.7	72.4
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

(In millions)	March 31, 2025	December 31, 2024

Assets held by Reportable Segment
North America	$1,920.3	2,089.8
Latin America	1,233.8	1,171.7
Europe	1,995.3	1,894.9
Rest of World	1,125.9	1,084.9
Total reportable segments	6,275.3	6,241.3
Corporate items	308.3	381.8
Total	$6,583.6	6,623.1

Note 4 - Retirement benefits

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

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2025	2024	2025	2024	2025	2024

Three months ended March 31,

Service cost	$—	—	2.0	2.2	2.0	2.2
Interest cost on projected benefit obligation	7.9	7.7	4.2	4.5	12.1	12.2
Return on assets – expected	(11.1)	(11.6)	(2.7)	(2.9)	(13.8)	(14.5)
Amortization of losses	1.3	1.5	0.6	0.6	1.9	2.1
Amortization of prior service cost	—	—	0.1	—	0.1	—
Settlement loss	—	—	0.3	0.3	0.3	0.3
Net periodic pension cost (credit)	$(1.9)	(2.4)	4.5	4.7	2.6	2.3
The components of net periodic pension cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2024 or the first three months of 2025. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2024, we do not expect to make contributions to the primary U.S. pension plan until 2027.

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

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2025	2024	2025	2024	2025	2024

Three months ended March 31,

Service cost	$—	—	—	0.1	—	0.1
Interest cost on accumulated postretirement benefit obligations	2.3	2.6	1.1	1.3	3.4	3.9
Return on assets – expected	(2.4)	(2.5)	—	—	(2.4)	(2.5)
Amortization of losses	0.3	1.3	0.9	1.1	1.2	2.4
Amortization of prior service cost (credit)	(2.6)	(2.8)	—	—	(2.6)	(2.8)
Net periodic postretirement cost (credit)	$(2.4)	(1.4)	2.0	2.5	(0.4)	1.1
The components of net periodic postretirement cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
(In millions, except for effective tax rate)	2025	2024
Continuing operations
Provision for income taxes	$15.6	26.2
Effective tax rate	22.4%	33.4%

2025 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2025 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations.

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

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2025

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.4)	0.9	1.2	(0.3)	(1.6)
Foreign currency translation adjustments(b)	38.7	2.9	(1.2)	0.3	40.7
Gains (losses) on available-for-sale securities	0.4	(0.1)	0.2	0.2	0.7
Gains (losses) on cash flow hedges	(0.1)	—	(2.5)	0.6	(2.0)
	35.6	3.7	(2.3)	0.8	37.8

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.7	—	—	—	0.7
	0.7	—	—	—	0.7

Total
Benefit plan adjustments(a)	(3.4)	0.9	1.2	(0.3)	(1.6)
Foreign currency translation adjustments(b)	39.4	2.9	(1.2)	0.3	41.4
Gains (losses) on available-for-sale securities(c)	0.4	(0.1)	0.2	0.2	0.7
Gains (losses) on cash flow hedges(d)	(0.1)	—	(2.5)	0.6	(2.0)
	$36.3	3.7	(2.3)	0.8	38.5

Three months ended March 31, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.7)	0.1	2.1	(0.5)	1.0
Foreign currency translation adjustments(b)	(18.6)	(2.2)	(1.1)	0.3	(21.6)
Gains (losses) on available-for-sale securities	1.1	(1.9)	—	—	(0.8)
Gains (losses) on cash flow hedges	15.7	(3.5)	(5.0)	1.2	8.4
	(2.5)	(7.5)	(4.0)	1.0	(13.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.8)	—	—	—	(1.8)
	(1.8)	—	—	—	(1.8)

Total
Benefit plan adjustments(a)	(0.7)	0.1	2.1	(0.5)	1.0
Foreign currency translation adjustments(b)	(20.4)	(2.2)	(1.1)	0.3	(23.4)
Gains (losses) on available-for-sale securities(c)	1.1	(1.9)	—	—	(0.8)
Gains (losses) on cash flow hedges(d)	15.7	(3.5)	(5.0)	1.2	8.4
	$(4.3)	(7.5)	(4.0)	1.0	(14.8)

(a)The amortization of actuarial losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income. Net periodic retirement benefit cost also includes service cost, interest cost, expected return on assets, and settlements. Total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other nonoperating expense:

	Three Months Ended March 31,
(In millions)	2025	2024
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.6	1.7
Selling, general and administrative expenses	0.5	0.6
Interest and other nonoperating expense	0.1	1.1
(b)2025 foreign currency translation adjustment amounts arising during the three months ended March 31, 2025 reflect primarily the appreciation of the euro, the Mexican peso, and the Brazilian real. 2024 foreign currency translation adjustment amounts arising during the three months ended March 31, 2024 reflect primarily the devaluation of the Chilean peso, the Brazilian real, and the euro, partially offset by the appreciation of the Mexican peso.
(c)Unrealized gains and losses on available-for-sale debt securities are initially recognized in accumulated other comprehensive income (loss). When sold, gains and losses are then realized and reclassified to the condensed consolidated statements of operations in the same period. Pretax amounts are classified in the condensed consolidated statements of operations as interest and other income (expense).

(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as interest expense ($2.5 million reduction to expense in the three months ended March 31, 2025 and $5.0 million reduction to expense in the three months ended March 31, 2024.

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2024	$(260.4)	(556.7)	(3.3)	16.3	(804.1)
Other comprehensive income (loss) before reclassifications	(2.5)	41.6	0.3	(0.1)	39.3
Amounts reclassified from accumulated other comprehensive loss to net income	0.9	(0.9)	0.4	(1.9)	(1.5)
Other comprehensive loss attributable to Brink's	(1.6)	40.7	0.7	(2.0)	37.8
Acquisitions of noncontrolling interests	—	(0.2)	—	—	(0.2)
Balance as of March 31, 2025	$(262.0)	(516.2)	(2.6)	14.3	(766.5)

Note 7 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available-for-sale debt securities that are carried at fair value in the condensed financial statements and are included in other assets on the condensed consolidated balance sheet. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	March 31, 2025	December 31, 2024

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	560.2	558.7

2029 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	401.7	399.0

2032 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	398.9	397.2

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

Economic Hedges
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At March 31, 2025, the notional value of our outstanding foreign currency forward and swap contracts was $772 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

Cash flows related to economic hedges are reported in the condensed consolidated statements of cash flows based on the nature of the underlying items being hedged. For the periods presented, such cash flows are reported in operating activities or investing activities.

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	March 31, 2025	December 31, 2024

Prepaid expenses and other	$0.9	19.0
Accrued liabilities	(18.1)	(10.1)
Net asset (liability)	$(17.2)	8.9

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended March 31,
(in millions)	2025	2024

Derivative instrument gains (losses) included in other operating income (expense)(a)	$(12.6)	13.4
(a)Derivative instrument losses in the three months ended March 31, 2025, as compared to gains in the prior year period is primarily due to the impact of hedging currency exposures on intercompany loans denominated in the Mexican peso, the Euro, and the British pound.

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

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	March 31, 2025	December 31, 2024

Euro net investment hedge(a)
Prepaid expenses and other	$5.6	5.7
Other noncurrent liabilities	(34.8)	(21.7)

Zero cost collar
Other noncurrent asset	$0.7	3.1

Hong Kong dollar net investment hedge(b)
Prepaid expenses and other	$0.2	0.1

Net asset (liability)	$(28.3)	$(12.8)
(a)At March 31, 2025, swaps with a total notional value of $215 million will terminate in May 2026 and have a weighted average maturity of 1.0 year. Swaps with a total notional value of $185 million will terminate in April 2031 and have a weighted average maturity of 5.2 years.
(b)At March 31, 2025, the total notional value was $55 million with a weighted average maturity of 0.6 years.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps and foreign exchange forward swap contract is included as a benefit in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2025	2024

Cross currency swaps designated as net investment hedges	$(1.2)	(1.1)
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

In the fourth quarter of 2024, we elected to early terminate interest rate swaps with an aggregate notional value of $775 million and we received approximately $19 million in cash proceeds upon termination. The cash proceeds for terminating the swaps were reported as cash flows from operating activities.

In the first quarter of 2025, we entered into interest rate swaps with a notional value of $100 million with a maturity date of June 2027.

The fair values of our interest rate swaps were recognized in the condensed consolidated balance sheet as follows:

(In millions)	March 31, 2025	December 31, 2024

$100 million notional - June 2027 maturity (a)
Prepaid expenses and other	$0.2	$—
Other noncurrent liabilities	(0.3)	—

Net asset (liability)	$(0.1)	$—
(a)At March 31, 2025, swaps with a total notional value of $100 million will terminate in June 2027 and have a weighted average maturity of 1.2 years.

Amounts under our interest rate swap contracts were recognized in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2025	2024

Impact to interest expense - (benefit) cost	$(2.5)	(5.0)
Cash flows related to interest rate swaps are reported as operating activities.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S Plc ("G4S") and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $23 million that remains potentially payable as of March 31, 2025 as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2025.

Note 8 - Debt

	March 31,	December 31,
(In millions)	2025	2024
Debt:
Short-term borrowings	$138.3	149.3
Total short-term borrowings	$138.3	149.3

Long-term debt
Bank credit facilities:
Term loans(a)	$1,275.2	1,292.2
Senior unsecured notes(b)	1,388.2	1,387.8
Revolving Credit Facility	468.6	399.7
Other facilities(c)	366.0	432.1
Financing leases	245.3	235.1
Total long-term debt	$3,743.3	3,746.9

Total debt	$3,881.6	3,896.2

Included in:
Current liabilities	$284.7	291.0
Noncurrent liabilities	3,596.9	3,605.2
Total debt	$3,881.6	3,896.2

(a)Amounts outstanding are net of unamortized debt costs of $2.3 million as of March 31, 2025 and $2.8 million as of December 31, 2024.
(b)Amounts outstanding are net of unamortized debt costs of $11.8 million as of March 31, 2025 and $12.2 million as of December 31, 2024.
(c)Includes Other Revolving Credit Facilities of $282 million at March 31, 2025 and $359 million at December 31, 2024.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2025, $531 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at March 31, 2025. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of March 31, 2025. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of March 31, 2025.

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

Other Facilities
Other Facilities consists primarily of revolving credit facilities in our North America, Latin America and Europe segments ("Other Revolving Credit Facilities"). On an aggregate basis, borrowings under these facilities total $382 million with an additional $423 million available as of March 31, 2025, including $100 million in Short-term borrowings and $282 million in Other long-term debt. Maturity dates of the long-term facilities range from February 2027 to January 2028 and interest rates range from 5.30% to 5.70%. Borrowings under these facilities are secured by cash and certain receivables held by Brink's. In July 2024, we increased the capacity of the largest of these credit facilities from $250 million to $500 million.

The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all of these covenants at March 31, 2025.

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

The following table is a rollforward of the allowance for doubtful accounts for the three month period ended March 31, 2025.

Allowance for doubtful accounts:

(In millions)

December 31, 2024	$24.5
Provision for uncollectible accounts receivable	1.0
Write-offs and recoveries	(4.4)
Foreign currency exchange effects	0.4
March 31, 2025	$21.5

Note 10 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2017 Equity Incentive Plan (the "2017 Plan") and under the 2024 Equity Incentive Plan (the "2024 Plan"). The 2017 Plan and the 2024 Plan each permit grants of restricted stock, restricted stock units, performance stock, performance stock units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees. The 2017 Plan and the 2024 Plan also permit cash awards to eligible employees. The 2017 Plan became effective May 2017. The 2024 Plan became effective May 2024. No further grants of awards will be made under the 2017 Plan.

We have outstanding deferred stock units granted to directors under the 2017 Plan and the 2024 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Directors' Equity Plan and the Directors’ Stock Accumulation Plan, each of which has expired.

Outstanding awards at March 31, 2025 include performance stock units, restricted stock units, deferred stock units, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. For all share-based awards outstanding at March 31, 2025, the retirement eligibility provisions require a minimum of a one year service period in order to meet the retirement eligible conditions. We recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(In millions)	2025	2024

Performance stock units	$3.0	6.4
Restricted stock units	2.3	2.5
Deferred stock units and fees paid in stock	0.4	0.4
Cash based awards	0.3	0.7
Share-based payment expense	6.0	10.0
Income tax benefit	(1.4)	(2.3)
Share-based payment expense, net of tax	$4.6	7.7

Time-Based Stock Options
In 2020, we granted time-based stock options to certain senior executives. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model. When vested, options entitle the holder to purchase a specified number of shares of Brink's stock at a price set at the date the options were granted. Options granted to employees have a maximum term of six years.

The following table summarizes time-based stock option activity during the first three months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2024	22.5	$20.98
Exercised	—	—
Outstanding balance as of March 31, 2025	22.5	$20.98

Restricted Stock Units (“RSUs”)
We granted RSUs which contain only a service condition as part of our compensation program. RSUs are paid out in shares of Brink's stock when the awards vest. For RSUs granted during the last three years, the units generally vest in three equal annual installments following the grant date. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2024	290.4	$74.24
Granted	137.5	86.70
Forfeited	(14.7)	83.04
Vested	(111.0)	70.33
Nonvested balance as of March 31, 2025	302.2	$80.91

Performance Stock Units ("PSUs”)
Historically, we have granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs") as part of our compensation program.

The majority of outstanding IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For IM PSUs granted in 2021, the performance period was from January 1, 2021 to December 31, 2022 with an additional one year of service requirement after 2022. For IM PSUs granted in 2022, the performance period was from January 1, 2022 to December 31, 2024. For IM PSUs granted in 2023, the performance period is from January 1, 2023 to December 31, 2025. For IM PSUs granted in 2024, the performance period is from January 1, 2024 to December 31, 2026. For IM PSUs granted in 2025, the performance period is from January 1, 2025 to December 31, 2027. In 2023, 2024 and 2025, we also granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier), a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model. IM PSUs are paid out in shares of Brink's stock when the awards vest. For IM PSUs granted in 2023, 2024 and 2025, the number of shares paid out ranges from 0% to 200% of an employee's award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

Before 2023, we granted TSR PSUs containing a market condition as well as a service condition. We measure the fair value of TSR PSUs at the grant date using a Monte Carlo simulation model. For TSR PSUs granted in 2022, the service period was from January 1, 2022 to December 31, 2024.

The following table summarizes all PSU activity during the first three months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2024	639.1	$72.64
Granted	215.3	89.74
Forfeited or expired	(43.8)	78.77
Vested(a)	(235.0)	67.17
Nonvested balance as of March 31, 2025	575.6	$80.81

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2024 were 440.2 thousand, compared to target shares of 235.0 thousand.

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

The following table summarizes all DSU activity during the first three months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2024	13.6	$87.93
Granted	—	—
Vested	—	—
Nonvested balance as of March 31, 2025	13.6	$87.93

Note 11 - Capital Stock

Common Stock
At March 31, 2025, we had 100 million shares of common stock authorized and 42.7 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On January 16, 2025, the Board declared a regular quarterly dividend of 24.25 cents per share payable on March 3, 2025 to shareholders of record on February 3, 2025. On May 7, 2025, the Board declared a regular quarterly dividend of 25.50 cents per share payable on June 2, 2025 to shareholders of record on May 19, 2025. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At March 31, 2025, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share, and no shares were issued and outstanding.

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

During the three months ended March 31, 2025, we repurchased a total of 514,795 shares of our common stock for an aggregate of $44.8 million and an average price of $86.97 per share. These shares were retired upon repurchase. At March 31, 2025, $252 million remained available under the 2023 Repurchase Program.

Shares Used to Calculate Earnings per Share

	Three Months Ended March 31,
(In millions)	2025	2024

Weighted-average shares:
Basic(a)	43.1	44.8
Effect of dilutive stock awards and options	0.4	0.5
Diluted	43.5	45.3

Antidilutive stock awards and options excluded from denominator	—	0.1

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, basic shares include weighted-average units of 0.2 million in the three months ended March 31, 2025, and 0.2 million in the three months ended March 31, 2024.

Note 12 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2025	2024
Cash paid for:
Interest	$52.9	68.0
Income taxes, net	28.3	28.2

Non-cash Investing and Financing Activities
We acquired $13.9 million in armored vehicles and other equipment under financing lease arrangements in the first three months of 2025 compared to $19.5 million in armored vehicles and other equipment acquired under financing lease arrangements in the first three months of 2024.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $44.2 million ($44.0 million at December 31, 2024) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At March 31, 2025, we held $414.1 million of restricted cash ($194.1 million represented restricted cash held for customers and $173.9 million represented accrued liabilities). At December 31, 2024, we held $445.1 million of restricted cash ($232.7 million represented restricted cash held for customers and $166.5 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $8.1 million in the first three months of 2025 compared to $4.1 million in the first three months of 2024 and are included in Other long-term debt borrowings within financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2025	2024
Cash and cash equivalents	$1,226.2	1,395.3
Restricted cash	414.1	445.1
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,640.3	1,840.4

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

On January 31, 2025, Brink’s Global Services USA, a subsidiary of the Company, entered into a Consent Order Imposing Civil Money Penalty with FinCEN and a Non-Prosecution Agreement (the “NPA”) with the DOJ, to fully resolve these matters. As part of these resolutions, the Company agreed to pay $42 million to these agencies over three years, beginning in January 2025, and accrued $42 million for the settlement amounts in the fourth quarter of 2024. The Company agreed to pay FinCEN $17 million (which represents the amount due after crediting $20 million to the Company’s payment to the DOJ from the total $37 million penalty assessed by FinCEN). The Company agreed to pay $25 million to the DOJ (which represents the amount due after crediting $5 million for the Company’s swift resolution and acceptance of responsibility as well as $20 million that will be forgiven at the end of the two-year term of the NPA so long as the Company has not breached the NPA).

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

Digital Retail Solutions ("DRS"), and ATM Managed Services ("AMS")
•DRS – services that facilitate faster access to cash deposits leveraging Brink’s tech-enabled devices and software platforms that enable enhanced customer analytics and visibility
•AMS – comprehensive solutions for ATM management, including cash forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, first and second line maintenance, parts provisioning, funds settlements, and installation services

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. Our CODM is our President and Chief Executive Officer. Our CODM evaluates performance and allocates resources to each operating segment based on an operating profit or loss measure, excluding corporate expenses and other items not allocated to segments.

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

RESULTS OF OPERATIONS

Consolidated Review

	Three Months Ended March 31,		%
(In millions, except for percentages and per share amounts)	2025	2024	Change
GAAP
Revenues	$1,246.7	1,236.1	1
Cost of revenues	939.5	927.2	1
Selling, general and administrative expenses	186.3	200.6	(7)
Operating profit	119.1	120.9	(1)
Operating profit margin	9.6%	9.8%	(2)
Income from continuing operations(a)	51.6	49.3	5
Diluted EPS from continuing operations(a)	1.19	1.09	9

Non-GAAP(b)
Non-GAAP operating profit	$150.6	145.0	4
Non-GAAP operating profit margin	12.1%	11.7%	3
Non-GAAP income from continuing operations(a)	70.3	74.6	(6)
Adjusted EBITDA	215.0	218.2	(1)
Non-GAAP diluted EPS from continuing operations(a)	1.62	1.65	(2)
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)These measures are supplemental financial measures that are not required by, or presented in accordance with, GAAP. See page 40 for further information on these non-GAAP measures and reconciliations to the applicable GAAP measures

GAAP Basis
Analysis of Consolidated Results: First Quarter 2025 versus First Quarter 2024

Consolidated Revenues  Revenues increased $10.6 million due to organic increases in Latin America ($24.8 million), Rest of World ($19.0 million), Europe ($15.5 million), and North America ($9.9 million), and the favorable impact of acquisitions ($7.2 million), partially offset by the unfavorable impact of currency exchange rates ($65.8 million). The unfavorable currency impact was driven primarily by the Mexican peso, Argentine peso, and Brazilian real. Revenues increased 6% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See our definition of “organic growth” on page 40.

Consolidated Costs and Expenses  Cost of revenues increased 1% to $939.5 million primarily due to the impact of higher revenue partially offset by the impact of exchange rates. Selling, general and administrative costs decreased 7% to $186.3 million primarily due the impact of currency exchange rates and lower net compensation costs, professional fees, and administrative expenses.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin decreased from 9.8% to 9.6%. Operating profit decreased $1.8 million due mainly to:
•unfavorable changes in currency exchange rates ($19.2 million), driven by the Mexican peso, Argentine peso, and Brazilian real and
•the unfavorable impact of acquisitions ($2.8 million),
partially offset by:
•organic increases in Rest of World ($9.4 million), North America ($4.5 million), Latin America ($1.4 million), and Europe ($0.3 million) and
•lower corporate expenses on an organic basis ($4.9 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $2.3 million to $51.6 million due to lower income tax expense ($10.6 million) and lower noncontrolling interest ($0.6 million), partially offset by lower interest and other nonoperating income ($5.4 million), the decrease in operating profit mentioned above, and higher interest expense ($1.7 million). Earnings per share from continuing operations was $1.19, up from $1.09 in the first quarter of 2024.

Non-GAAP Basis

Non-GAAP Financial Measures The non-GAAP measures included in the table above and the analysis below present our operating profit, operating profit margin, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of the Company's operations. These non-GAAP measures are described in more detail on page 40 and are reconciled to comparable GAAP measures on pages 42-44.

Analysis of Consolidated Results: First Quarter 2025 versus First Quarter 2024

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin increased from 11.7% to 12.1%. Non-GAAP operating profit increased $5.6 million due mainly to:
•organic increases in Rest of World ($9.4 million), North America ($4.5 million), Latin America ($1.4 million), and Europe ($0.3 million) and
•lower corporate expenses on an organic basis ($4.9 million), partially offset by:
•unfavorable changes in currency exchange rates ($14.8 million), driven primarily by the Mexican peso, Argentine peso, and Brazilian real.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $4.3 million to $70.3 million due to higher income tax expense ($4.7 million), lower interest and other nonoperating income ($3.7 million), and higher interest expense ($1.7 million), partially offset by the operating profit increase mentioned above, and lower noncontrolling interest ($0.2 million). Earnings per share from continuing operations was $1.62, down from $1.65 in the first quarter of 2024.

Adjusted EBITDA Adjusted EBITDA decreased 1% to $215.0 million primarily due to lower interest and other nonoperating income, primarily driven by lower interest income.

Revenues and Operating Profit by Segment: First Quarter 2025 versus First Quarter 2024

		Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)		% Change
(In millions, except for percentages)	1Q'24				1Q'25	Total	Organic Growth(a)
Revenues:
North America	$405.5	9.9	4.3	(2.1)	417.6	3	2
Latin America	334.7	24.8	2.5	(54.4)	307.6	(8)	7
Europe	291.4	15.5	0.4	(8.2)	299.1	3	5
Rest of World	204.5	19.0	—	(1.1)	222.4	9	9
Segment revenues	1,236.1	69.2	7.2	(65.8)	1,246.7	1	6

Revenues	$1,236.1	69.2	7.2	(65.8)	1,246.7	1	6

Operating profit:
North America	$48.4	4.5	0.2	—	53.1	10	9
Latin America	63.0	1.4	(0.1)	(10.4)	53.9	(14)	2
Europe	25.9	0.3	(0.2)	(0.8)	25.2	(3)	1
Rest of World	41.1	9.4	—	(0.4)	50.1	22	23
Segment operating profit	178.4	15.6	(0.1)	(11.6)	182.3	2	9
Corporate expenses(d)	(33.4)	4.9	—	(3.2)	(31.7)	(5)	(15)
Other items not allocated to segments(d)	(24.1)	(0.3)	(2.7)	(4.4)	(31.5)	31	1

Operating profit	$120.9	20.2	(2.8)	(19.2)	119.1	(1)	17
Amounts may not add due to rounding.

(a)Organic change and organic growth are supplemental financial measures that are not required by, or presented in accordance with, GAAP, and are described in more detail on page 40.
(b)Amounts include the impact of prior year comparable period results for acquired and disposed businesses. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 40.
(c)The amounts in the “Currency” column consist of the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 40.
(d)See pages 35-36 for further information, where these items are discussed in more detail.

Analysis of Segment Results: First Quarter 2025 versus First Quarter 2024

North America
Revenues increased 3% ($12.1 million) due to a 2% organic increase ($9.9 million) and the impact of acquisitions ($4.3 million), partially offset by the unfavorable impact of currency exchange rates ($2.1 million). Organic revenue increased primarily due to price increases and growth in AMS and DRS, as well as BGS revenue. Operating profit increased 10% ($4.7 million) due to a 9% organic increase ($4.5 million). The organic increase was primarily driven by higher revenue, the net impact of revenue mix, and due to productivity initiatives.

Latin America
Revenues decreased 8% ($27.1 million) due to the unfavorable impact of currency exchange rates ($54.4 million) primarily from the Mexican peso, Argentine peso, and Brazilian real, partially offset by a 7% organic increase ($24.8 million) and the impact of acquisitions ($2.5 million). The organic increase was primarily driven by inflation-based price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit decreased 14% ($9.1 million) primarily due to the unfavorable impact of currency exchange rates ($10.4 million), partially offset by a 2% organic increase ($1.4 million). The organic increase was driven by inflation-based price increases which outpaced the impact of labor and other cost increases.

Europe
Revenues increased 3% ($7.7 million) primarily due to an 5% organic increase ($15.5 million) partially offset by the unfavorable impact of currency exchange rates ($8.2 million). Organic revenue increased primarily due the growth of AMS and DRS revenue. Operating profit decreased 3% ($0.7 million) primarily due to the unfavorable impact of currency exchange rates ($0.8 million) and the impact of acquisitions ($0.2 million), partially offset by a 1% organic increase ($0.3 million) driven by higher revenue outpacing the impact of labor and other cost increases across the segment and the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 9% ($17.9 million) due to a 9% organic increase ($19.0 million), partially offset by the unfavorable impact of currency exchange rates ($1.1 million). Organic growth in the segment was primarily due to growth in BGS revenue. Operating profit increased 22% ($9.0 million) primarily due to a 23% organic increase ($9.4 million). The organic increase was driven by higher revenue.

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

Corporate Expenses

	Three Months Ended March 31,		%
(In millions, except for percentages)	2025	2024	change
General, administrative and other expenses	$(35.0)	(41.2)	(15)
Foreign currency transaction gains	3.2	6.3	(49)
Reconciliation of segment policies to GAAP	0.1	1.5	(93)
Corporate expenses	$(31.7)	(33.4)	(5)

Corporate expenses for the first three months of 2025 decreased $1.7 million versus the prior year period. This was primarily driven by lower net compensation costs ($4.1 million) and lower professional and audit fees ($3.0 million), partially offset by a reduction in currency transaction gains ($3.1 million) and higher charges related to insurance and security losses ($2.7 million).

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions, except for percentages)	2025	2024	change

Reorganization and restructuring	$(0.5)	(1.4)	(64)
Acquisitions and dispositions	(18.5)	(15.9)	16
Argentina highly inflationary impact	(6.3)	(1.6)	unfav
Transformation initiatives	(5.1)	(4.8)	6
DOJ/FinCEN investigations	(0.9)	—	unfav
Chile antitrust matter	(0.2)	(0.4)	(50)
Total Other items not allocated to segments	$(31.5)	(24.1)	31

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

2022 Global Restructuring Plan
In the first quarter of 2023, management completed the review and approval of remaining actions included in the previously announced restructuring program across our global business operations. In total, we have recognized $34.2 million in charges under this program, including $0.2 million in the first three months of 2025. The actions under this program were substantially completed in 2024. Severance actions from this restructuring plan reduced our global workforce by approximately 3,200 positions.

Other Restructurings
As a result of other restructuring actions, we recognized net costs of $0.4 million in the first three months of 2024, primarily severance costs. We recognized $0.3 million in net costs in the first three months of 2025. The actions were substantially completed in 2024.

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

These items are described below:

2025 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $14.4 million in the first three months of 2025.
•Restructuring costs related to acquisitions were $2.0 million in the first three months of 2025.
•Net charges of $0.9 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $0.4 million in integration costs in the first three months of 2025.
•Transaction costs related to business acquisitions were $0.5 million in the first three months of 2025.

2024 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $14.5 million in the first three months of 2024.
•We incurred $0.3 million in integration costs in the first three months of 2024.
•Compensation expense related to the retention of key PAI employees was $0.1 million in the first three months of 2024.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first three months of 2025, we recognized $6.3 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement losses of $4.8 million. In the first three months of 2024, we recognized $1.6 million in pretax charges in operating profit related to highly inflationary accounting. Highly inflationary adjustments also impact gains and losses on marketable securities due to the change in exchange rates. These non-cash charges are not part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we incurred $4.8 million of expense in the first three months of 2024 and an additional $5.1 million in the first three months of 2025. The transformation costs primarily include third party professional services and project management charges. These costs relate to a discrete program and are not reflective of our ongoing operating cost structure, and are not indicative of our core operating expenses or normal activities. Additionally, management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

DOJ/FinCEN investigations During the first three months of 2025, we accrued $0.9 million in connection with the DOJ and FinCEN investigations, which represents third-party legal costs associated with this matter. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts and the underlying investigation are such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results. See Note 13 for details.

Chile antitrust matter We recognized an estimated loss of $9.5 million in 2021 and recognized additional amounts in subsequent years (which were primarily related to changes in currency rates). Overall, these charges related to a potential fine associated with an investigation by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts, including the estimated loss and associated third-party costs, is such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years of the underlying event. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results. See Note 13 for details.

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

At March 31, 2025, Argentina's economy remained highly inflationary for accounting purposes. See Note 1 for more details about our Argentina operations including a description of how we account for currency remeasurement for our Argentine subsidiaries and the potential impacts of converting local currency into U.S. dollars.

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Future fluctuations in exchange rates could have either a positive or negative impact on our financial results.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the Mexican peso, and the British pound and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. See Note 7 for more details regarding our economic hedges.

We have entered into cross currency swaps and foreign exchange forward swap contracts to hedge a portion of our net investments in certain of our subsidiaries with euro and Hong Kong dollar functional currencies. As net investment hedges for accounting purposes, we elected to use the spot method to assess effectiveness for these derivatives that are designated as net investment hedges. Accordingly, changes in fair value attributable to changes in the undiscounted spot rates are recorded in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of the cross currency swaps. See Note 7 for more details regarding these contracts.

Other Operating Income and Expense

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions, except for percentages)	2025	2024	change
Foreign currency items:
Transaction gains (losses)	$10.9	(5.5)	fav
Derivative instrument gains (losses)	(12.6)	13.4	unfav
Gains (losses) on sale of property and other assets	—	0.8	(100)
Impairment losses	(1.6)	(0.5)	unfav
Indemnification asset adjustments	(0.9)	—	unfav
Share in earnings of equity affiliates	0.8	0.8	—
Royalty income	1.9	2.1	(10)
Other gains (losses)	(0.3)	1.5	unfav
Other operating income (expense)	$(1.8)	12.6	unfav

Nonoperating Income and Expense
Interest expense

	Three Months Ended March 31,		%
(In millions, except for percentages)	2025	2024	change
Interest expense	$57.5	55.8	3

Interest expense was higher in the first three months of 2025 compared to the first three months of 2024 due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were primarily used to fund growth in our DRS business and other general corporate initiatives.

Interest and other nonoperating income (expense)

	Three Months Ended March 31,		%
(In millions, except for percentages)	2025	2024	change
Interest income	$10.9	15.6	(30)
Gain (loss) on equity and debt securities	(0.2)	0.5	unfav
Foreign currency transaction gains (losses)	(0.7)	0.1	unfav
Retirement benefit cost other than service cost	(0.2)	(1.1)	(82)
Argentina turnover tax	(0.7)	(1.1)	(36)
Non-income taxes on intercompany billings(a)	(0.2)	(0.4)	(50)
Other	(1.0)	(0.3)	unfav
Interest and other nonoperating income (expense)	$7.9	13.3	(41)

(a)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.

Income Taxes

	Three Months Ended March 31,
(In millions, except for effective tax rate)	2025	2024
Continuing operations
Provision for income taxes	$15.6	26.2
Effective tax rate	22.4%	33.4%

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

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions, except for percentages)	2025	2024	change
Net income attributable to noncontrolling interests	$2.3	2.9	(21)

The decrease in the net income attributable to noncontrolling interests in the three months ended March 31, 2025, in comparison to the three months ended March 31, 2024, is primarily attributable to lower first quarter 2025 operating results reported by certain subsidiaries that are not wholly-owned.

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
•Impact of Acquisitions/Dispositions: This measure represents the impact of acquisitions or dispositions without a full year of reported results in either comparable period.
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
•Net Debt: Net Debt equals total debt less cash and cash equivalents available for general corporate purposes. We exclude from cash and cash equivalents amounts held by our cash management services operations, as such amounts are not considered available for general corporate purposes. See page 49 for more details.

Reconciliations of Non-GAAP to GAAP Measures

Non-GAAP measures are reconciled to comparable GAAP measures either in the tables below or in “Liquidity and Capital Resources” section. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented. Most of the reconciling adjustments are described in Other Items Not Allocated to Segments above on pages 35–36. Additional reconciling items include the following:

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

Non-GAAP reconciled to GAAP

	Three months ended March 31, 2025			Three months ended March 31, 2024
(In millions, except for percentages)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)

GAAP	$69.5	15.6	22.4%	$78.4	26.2	33.4%
Reorganization and restructuring(c)	0.5	0.1		1.4	0.4
Acquisitions and dispositions(c)	19.2	1.4		15.7	1.3
Argentina highly inflationary impact(c)	7.3	0.1		1.6	(0.1)
Transformation initiatives(c)	5.1	0.1		4.8	0.1
DOJ/FinCEN investigations(c)	0.9	—		—	—
Chile antitrust matter(c)	0.2	—		0.4	—
Retirement plans(b)	(1.7)	(0.5)		(1.5)	(0.3)
Income tax rate adjustment(d)	—	11.3		—	(4.2)
Non-GAAP	$101.0	28.1	27.8%	$100.8	23.4	23.2%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 41 for details.
(c)See “Other Items Not Allocated To Segments” on pages 35-36 for details.
(d)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 27.8% for 2025 and was 23.2% for 2024.

	Three Months Ended March 31,
(In millions, except for per share amounts)	2025	2024

Operating profit:
GAAP	$119.1	120.9
Reorganization and restructuring(a)	0.5	1.4
Acquisitions and dispositions(a)	18.5	15.9
Argentina highly inflationary impact(a)	6.3	1.6
Transformation initiatives(a)	5.1	4.8
DOJ/FinCEN investigations(a)	0.9	—
Chile antitrust matter(a)	0.2	0.4
Non-GAAP	$150.6	145.0

Income (loss) from continuing operations attributable to Brink's:
GAAP	$51.6	49.3
Reorganization and restructuring(a)	0.4	1.0
Acquisitions and dispositions(a)	17.5	14.2
Argentina highly inflationary impact(a)	7.2	1.7
Transformation initiatives(a)	5.0	4.7
DOJ/FinCEN investigations(a)	0.9	—
Chile antitrust matter(a)	0.2	0.4
Retirement plans(b)	(1.2)	(1.2)
Income tax rate adjustment(c)	(11.3)	4.5
Non-GAAP	$70.3	74.6

Adjusted EBITDA:
Net income (loss) attributable to Brink's	$51.6	49.3
Interest expense	57.5	55.8
Income tax provision	15.6	26.2
Depreciation and amortization	70.7	72.4
EBITDA	$195.4	203.7
Reorganization and restructuring(a)	0.5	1.4
Acquisitions and dispositions(a)	4.5	1.0
Argentina highly inflationary impact(a)	5.2	(0.7)
Transformation initiatives(a)	5.1	4.8
DOJ/FinCEN investigations(a)	0.9	—
Chile antitrust matter(a)	0.2	0.4
Retirement plans(b)	(1.7)	(1.5)
Income tax rate adjustment(c)	—	0.3
Share-based compensation(d)	5.7	9.3
Marketable securities (gain) loss(e)	(0.8)	(0.5)
Adjusted EBITDA	$215.0	218.2

	Three Months Ended March 31,
(In millions, except for per share amounts)	2025	2024
Diluted EPS:
GAAP	$1.19	1.09
Reorganization and restructuring(a)	0.01	0.02
Acquisitions and dispositions(a)	0.40	0.31
Argentina highly inflationary impact(a)	0.17	0.04
Transformation initiatives(a)	0.11	0.10
DOJ/FinCEN investigations(a)	0.02	—
Chile antitrust matter(a)	—	0.01
Retirement plans(b)	(0.02)	(0.02)
Income tax rate adjustment(c)	(0.26)	0.10
Non-GAAP	$1.62	1.65

Amounts may not add due to rounding.
(a)See “Other Items Not Allocated To Segments” on pages 35-36 for details.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 41 for details.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 27.8% for 2025 and was 23.2% for 2024.
(d)There is no difference between GAAP and non-GAAP share-based compensation amounts for the periods presented.
(e)Due to the impact of Argentina highly inflationary accounting, there was no non-GAAP adjustment for a loss in the three months ended March 31, 2024. There was a $1.0 million non-GAAP adjustment for a loss in the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased $124.1 million in the first three months of 2025 as compared to the first three months of 2024. Cash used for investing activities increased by $2.9 million in the first three months of 2025 compared to the first three months of 2024. We financed our liquidity needs in the first three months of 2025 with existing cash from operations.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2025	2024	change

Cash flows provided from (used in) operating activities - GAAP	$(60.2)	63.9	(124.1)
Decrease (increase) in restricted cash held for customers (see Note 12)(a)	45.0	(57.3)	102.3
Increase in customer obligations(a)	(38.9)	(24.0)	(14.9)
Capital expenditures	(58.9)	(52.2)	(6.7)
Cash proceeds from sale of property and equipment	2.6	3.5	(0.9)
Proceeds from lessor debt financing (see Note 12)	8.1	4.1	4.0
Free cash flow before dividends(a)	$(102.3)	(62.0)	(40.3)

(a)Free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. See page 40 for further information on this non-GAAP measure, and see page 41 for descriptions of the adjustments.

Cash flows from operating activities - GAAP
Cash flows from operating activities decreased $124.1 million in the first three months of 2025 compared to the same period in 2024. The decrease was primarily ($102.3 million) attributed to restricted cash held for customers (restricted cash held for customers decreased by $45.0 million in 2025 compared to an increase of $57.3 million in 2024) as well as changes in working capital excluding taxes and interest (working capital decreased by $176.0 million in 2025 compared to a decrease of $137.6 million in 2024), partially offset by changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $38.9 million in 2025 compared to an increase of $24.0 million in 2024) and lower amounts paid for interest (we had $52.9 million in cash payments for interest in 2025 as compared to $68.0 million in 2024).

Free cash flow before dividends - non-GAAP
Free cash flow before dividends decreased $40.3 million in the first three months of 2025 as compared to the same period in 2024. The decrease was mostly attributed to changes in working capital, and higher amounts paid for capital expenditures (we had $58.9 million in capital expenditures in 2025 compared to $52.2 million in 2024), partially offset by lower amounts paid for interest.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2025	2024	change
Cash flows from investing activities
Capital expenditures	$(58.9)	(52.2)	(6.7)
Acquisitions, net of cash acquired	(5.3)	0.7	(6.0)
Marketable securities:
Purchases	(12.7)	(0.3)	(12.4)
Sales	14.3	0.8	13.5
Proceeds from sale of property and equipment	2.6	3.5	(0.9)
Net change in loans held for investment	1.6	1.8	(0.2)
Other	9.7	(0.1)	9.8
Investing activities	$(48.7)	(45.8)	(2.9)

Cash used by investing activities increased by $2.9 million in the first three months of 2025 versus the first three months of 2024. The increase was primarily due to increases in cash paid for capital expenditures and increases in cash paid for acquisitions in Europe in 2025, partially offset by cash flows received related to economic hedge contracts, as discussed in Note 7.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2025	2024	change	2024
Property and equipment acquired during the period
Capital expenditures:
North America	$24.0	13.6	10.4	62.6
Latin America	6.0	12.2	(6.2)	33.0
Europe	13.6	17.4	(3.8)	76.9
Rest of World	14.9	8.2	6.7	45.6
Corporate	0.4	0.8	(0.4)	4.4
Capital expenditures	$58.9	52.2	6.7	222.5

Financing leases:
North America	$5.9	13.7	(7.8)	38.4
Latin America	3.3	2.7	0.6	21.4
Europe	4.7	3.1	1.6	13.4
Rest of World	—	—	—	1.9
Financing leases	$13.9	19.5	(5.6)	75.1

Total:
North America	$29.9	27.3	2.6	101.0
Latin America	9.3	14.9	(5.6)	54.4
Europe	18.3	20.5	(2.2)	90.3
Rest of World	14.9	8.2	6.7	47.5
Corporate	0.4	0.8	(0.4)	4.4
Total property and equipment acquired	$72.8	71.7	1.1	297.6

Depreciation and amortization(a)
North America	$19.4	20.1	(0.7)	82.4
Latin America	12.7	14.1	(1.4)	53.9
Europe	14.7	14.0	0.7	57.0
Rest of World	6.7	6.4	0.3	26.2
Total reportable segments	$53.5	54.6	(1.1)	219.5
Corporate	0.7	1.0	(0.3)	3.5
Argentina highly inflationary impact	2.1	2.3	(0.2)	12.0
Reorganization and restructuring	—	—	—	—
Depreciation and amortization of property and equipment	$56.3	57.9	(1.6)	235.0

Amortization of intangible assets(a)	14.4	14.5	(0.1)	58.3
Total depreciation and amortization	$70.7	72.4	(1.7)	293.3
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the 12 months ending March 31, 2025 compared to 1.4 for the 12 months ending March 31, 2024.

Capital expenditures in the first three months of 2025 were primarily for cash devices, information technology, and armored vehicles.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2025	2024	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(16.5)	5.0	(21.5)
Long-term revolving credit facilities, net	(7.0)	66.1	(73.1)
Other long-term debt, net	(20.3)	(22.6)	2.3
Borrowings (repayments)	(43.8)	48.5	(92.3)

Acquisition of noncontrolling interest	(6.6)	(0.2)	(6.4)
Debt financing costs	(0.8)	—	(0.8)
Repurchase shares of Brink's common stock	(44.8)	(23.0)	(21.8)
Dividends to:
Shareholders of Brink’s	(10.4)	(9.8)	(0.6)
Noncontrolling interests in subsidiaries	(0.4)	—	(0.4)
Tax withholdings associated with share-based compensation	(17.3)	(16.8)	(0.5)
Financing activities	$(124.1)	(1.3)	(122.8)

Debt borrowings and repayments
Cash used in financing activities increased by $122.8 million year over year as we had net cash used in financing activities of $124.1 million in the first three months of 2025 compared to net cash used in financing activities of $1.3 million in the first three months of 2024. The change was driven primarily by a decrease in net borrowings (as discussed in Note 8) compared to the prior year three month period, and an increase in cash used to repurchase shares of common stock (we used $44.8 million to repurchase shares in 2025 as compared to $23.0 million in 2024).

Dividends
We paid dividends to Brink’s shareholders of $0.2425 per share or $10.4 million in the first three months of 2025 compared to $0.2200 per share or $9.8 million in the first three months of 2024. On May 7, 2025, the Board declared a regular quarterly dividend of 25.50 cents per share payable on June 2, 2025 to shareholders of record on May 19, 2025. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Capitalization

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2025	2024
Debt:
Short-term borrowings	$138.3	149.3
Long-term debt	3,743.3	3,746.9
Total Debt	$3,881.6	3,896.2

Less:
Cash and cash equivalents	$1,226.2	1,395.3
Amounts held by Cash Management Services operations(a)	(121.1)	(81.3)
Cash and cash equivalents available for general corporate purposes	$1,105.1	1,314.0

Net Debt(a)	$2,776.5	2,582.2
(a)Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. See page 40 for further information on this non-GAAP measure, and see page 41 for a description of the adjustment. Included within Net Debt is net cash from our Argentina operations of $117.4 million at March 31, 2025 and $104 million at December 31, 2024 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt as of March 31, 2025 increased versus the prior year end to provide funding for general corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 8 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2025, $531 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities and our ability to access capital from financial markets, we believe that we will be able to meet our liquidity needs for the next 12 months and thereafter the foreseeable future.

Limitations on dividends from foreign subsidiaries. A significant portion of our operations are outside the U.S. which may make it difficult to or costly to repatriate additional cash for use in the U.S. See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, for more information on the risks associated with having businesses outside the U.S.

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

During the three months ended March 31, 2025, we repurchased a total of 514,795 shares of our common stock for an aggregate of $44.8 million and an average price of $86.97 per share. These shares were retired upon repurchase. At March 31, 2025, $252 million remained available under the 2023 Repurchase Program.

U.S. Retirement Liabilities
Assumptions for U.S. Retirement Obligations
The amounts in the tables below are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date. The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2024. The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates. Actual amounts could differ materially from the estimated amounts and will be updated at December 31, 2025.

Our most significant actuarial assumptions include:
•Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•Investment returns on plan assets
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2024	1Q 2025	2Q-4Q 2025	2026	2027	2028	2029

Primary U.S. pension plan
Beginning funded status	$(10.9)	8.2	11.5	14.0	19.9	26.9	39.5
Net periodic pension credit(a)	16.0	3.3	10.1	11.3	9.0	9.4	9.6
Payment from Brink’s	—	—	—	—	1.3	5.5	1.5
Benefit plan experience loss	3.1	—	(7.6)	(5.4)	(3.3)	(2.3)	(1.6)
Ending funded status	$8.2	11.5	14.0	19.9	26.9	39.5	49.0

UMWA plans
Beginning funded status	$(77.9)	(42.7)	(40.8)	(42.3)	(41.9)	(41.6)	(41.5)
Net periodic postretirement cost(a)	0.6	0.1	0.3	0.4	0.3	0.1	(0.1)
Benefit plan experience gain	42.9	—	—	—	—	—	—
Other	(8.3)	1.8	(1.8)	—	—	—	—
Ending funded status	$(42.7)	(40.8)	(42.3)	(41.9)	(41.6)	(41.5)	(41.6)

Black lung plans
Beginning funded status	$(74.4)	(69.8)	(68.7)	(64.4)	(59.4)	(54.9)	(50.7)
Net periodic postretirement cost(a)	(3.6)	(0.9)	(2.7)	(3.3)	(3.1)	(2.8)	(2.6)
Payment from Brink’s	8.0	2.0	7.0	8.3	7.6	7.0	6.4
Benefit plan experience loss	0.2	—	—	—	—	—	—
Ending funded status	$(69.8)	(68.7)	(64.4)	(59.4)	(54.9)	(50.7)	(46.9)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2024 or the first three months of 2025. There are approximately 10,300 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2027.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees. There were approximately 2,200 beneficiaries in the UMWA plans as of December 31, 2024. The Company does not expect to make additional contributions to these plans until 2040, based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973. There were approximately 700 black lung beneficiaries as of December 31, 2024.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2029

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2024	1Q 2025	2Q-4Q 2025	FY2025	2026	2027	2028	2029
Primary U.S. pension plan	$(10.9)	(2.0)	(6.1)	(8.1)	(0.6)	6.6	4.9	3.9
UMWA plans	(8.3)	(2.4)	(7.1)	(9.5)	(4.8)	(4.6)	(4.5)	(4.3)
Black lung plans	8.2	1.9	5.8	7.7	7.1	6.6	6.1	5.6
Total	$(11.0)	(2.5)	(7.4)	(9.9)	1.7	8.6	6.5	5.2

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2029

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2024	1Q 2025	2Q-4Q 2025	FY2025	2026	2027	2028	2029
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	1.3	5.5	1.5
Black lung plans	8.0	2.0	7.0	9.0	8.3	7.6	7.0	6.4
Total	$8.0	2.0	7.0	9.0	8.3	8.9	12.5	7.9

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.4	11.2	36.6	47.8	47.7	47.3	46.9	46.3
UMWA plans	20.7	5.2	11.0	16.2	16.0	15.8	15.7	15.4
Black lung plans	8.0	2.0	7.0	9.0	8.3	7.6	7.0	6.4
Total	$73.1	18.4	54.6	73.0	72.0	70.7	69.6	68.1

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at March 31, 2025.
Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 51 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2025.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning future performance of the Company and its global, including the anticipated results from the Company's strategic initiatives, including transformation initiatives and other technology and operational investments; difficulty in repatriating cash; fluctuating strength of the U.S. dollar; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; future working capital performance; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;
•our ability to improve service levels and quality in our core businesses;
•market volatility and commodity price fluctuations;
•general economic issues, including supply chain disruptions, fuel price increases, new or increased international tariffs, inflation; recessionary conditions and changes in interest rates;
•seasonality, pricing and other competitive industry factors;
•investment in information technology ("IT") and its impact on revenue and profit growth;
•risks associated with the usage of artificial intelligence ("AI") technologies;
•our ability to maintain an effective IT infrastructure and safeguard confidential information and risks related to a failure of our IT systems and networks, including cloud-based applications, and risks associated with current and emerging technology threats, and damage from computer viruses, unauthorized access and cyber attacks, including increasingly sophisticated cyber attacks incorporating the use of AI and other similar disruptions;
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
•our ability to comply with regulatory compliance obligations;
•public perception of our business, reputation and brand;
•changes in estimates and assumptions underlying our critical accounting policies; and
•the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2024 and in our other public filings with the Securities and Exchange Commission. The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 13 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2025:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through
January 31, 2025	21,500	$92.64	21,500	$294,451,628

February 1 through
February 28, 2025	—	$—	21,500	$294,451,628

March 1 through
March 31, 2025	493,295	$86.37	514,795	$251,669,470

(1)On November 2, 2023, the Board of Directors approved a $500 million share repurchase program that expires on December 31, 2025. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Item 5.  Other Information

On March 14, 2025, Michael Sweeney, the Company’s Controller, entered into a 10b5-1 trading plan (the “Sweeney Rule 10b-5 Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sweeney Rule 10b-5 Trading Plan provides for the sale of up to 6,418 shares of common stock of the Company and will remain in effect from June 13, 2025 until March 12, 2027. None of the shares were sold and no other adjustments were made to the plan during the three months ended March 31, 2025.

During the three months ended March 31, 2025, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2025, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at March 31, 2025, and December 31, 2024, (ii)  the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 12, 2025	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)