Form 10-Q
period 2025-06-30
BRINKS CO
filed 2025-08-06
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Yes  ☐ No  ☒
As of August 1, 2025, 41,662,286 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,376.8	1,395.3
Restricted cash	525.3	445.1
Accounts receivable (net of allowance: 2025 - $20.0; 2024 - $24.5)	811.5	733.5
Prepaid expenses and other	358.9	314.0
Total current assets	3,072.5	2,887.9

Right-of-use assets, net	380.8	354.9
Property and equipment (net of accumulated depreciation and amortization: 2025 - $1,812.2; 2024 - $1,633.2)	1,087.8	982.7
Goodwill	1,515.2	1,434.9
Other intangibles (net of accumulated amortization: 2025 - $367.2; 2024 - $321.3)	415.3	422.3
Deferred tax assets, net	252.9	239.2
Other	361.5	301.2

Total assets	$7,086.0	6,623.1

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$181.7	149.3
Current maturities of long-term debt	151.4	141.7
Accounts payable	291.9	316.6
Accrued liabilities	1,129.7	1,058.1
Restricted cash held for customers	280.4	232.7
Total current liabilities	2,035.1	1,898.4

Long-term debt	3,790.0	3,605.2
Accrued pension costs	143.4	122.5
Retirement benefits other than pensions	109.4	111.5
Lease liabilities	312.6	278.6
Deferred tax liabilities	62.5	62.8
Other	247.9	231.6
Total liabilities	$6,700.9	6,310.6

Commitments and contingent liabilities (notes 4, 7 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2025 - 41.8; 2024 - 42.9	41.8	42.9
Capital in excess of par value	635.8	660.7
Retained earnings	254.2	285.4
Accumulated other comprehensive income (loss)	(677.2)	(804.1)
Brink’s shareholders	254.6	184.9

Noncontrolling interests	130.5	127.6

Total equity	385.1	312.5

Total liabilities and equity	$7,086.0	6,623.1
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2025	2024	2025	2024

Revenues	$1,300.5	1,253.1	$2,547.2	2,489.2

Costs and expenses:
Cost of revenues	976.7	937.8	1,916.2	1,865.0
Selling, general and administrative expenses	184.5	194.3	370.8	394.9
Total costs and expenses	1,161.2	1,132.1	2,287.0	2,259.9
Other operating income (expense)	(5.4)	(5.0)	(7.2)	7.6

Operating profit	133.9	116.0	253.0	236.9

Interest expense	(60.9)	(56.5)	(118.4)	(112.3)
Interest and other nonoperating income (expense)	1.8	12.5	9.7	25.8
Income from continuing operations before tax	74.8	72.0	144.3	150.4
Provision for income taxes	27.2	22.1	42.8	48.3

Income from continuing operations	47.6	49.9	101.5	102.1

Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.2)	(0.1)

Net income	47.4	49.8	101.3	102.0
Less net income attributable to noncontrolling interests	3.7	3.6	6.0	6.5

Net income attributable to Brink’s	43.7	46.2	95.3	95.5

Amounts attributable to Brink’s
Continuing operations	43.9	46.3	95.5	95.6
Discontinued operations	(0.2)	(0.1)	(0.2)	(0.1)

Net income attributable to Brink’s	$43.7	46.2	$95.3	95.5

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$1.04	1.04	$2.24	2.14
Discontinued operations	—	—	—	—
Net income	$1.03	1.03	$2.23	2.13

Diluted:
Continuing operations	$1.03	1.03	$2.22	2.12
Discontinued operations	—	—	—	—
Net income	$1.03	1.02	$2.22	2.11

Weighted-average shares
Basic	42.3	44.6	42.7	44.7
Diluted	42.4	45.1	43.0	45.2

Cash dividends paid per common share	$0.2550	0.2425	$0.4975	0.4625
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Net income	$47.4	$49.8	$101.3	$102.0

Net benefit plan adjustments:
Net benefit plan actuarial adjustment	(0.6)	5.2	(0.6)	9.3
Net benefit plan prior service adjustment	(2.5)	(10.4)	(5.0)	(13.2)
Net deferred profit sharing adjustment	0.3	(0.2)	0.6	(0.1)
Total benefit plan adjustments	(2.8)	(5.4)	(5.0)	(4.0)

Net foreign currency translation adjustment	87.5	(71.1)	125.7	(92.6)
Net change on available-for-sale securities	2.3	0.6	2.9	1.7
Net change on cash flow hedges	(2.4)	0.9	(5.0)	11.6
Other comprehensive income (loss) before tax	84.6	(75.0)	118.6	(83.3)
Provision (benefit) for income taxes	(8.6)	0.9	(13.1)	7.4

Other comprehensive income (loss)	93.2	(75.9)	131.7	(90.7)

Comprehensive income (loss)	140.6	(26.1)	233.0	11.3
Less comprehensive income attributable to noncontrolling interests	7.6	2.7	10.6	3.8

Comprehensive income (loss) attributable to Brink's	$133.0	(28.8)	$222.4	7.5
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Six Months ended June 30, 2025
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2024	42.9	$42.9	660.7	285.4	(804.1)	127.6	312.5
Net income	—	—	—	51.6	—	2.3	53.9
Other comprehensive income	—	—	—	—	37.8	0.7	38.5
Shares repurchased(a)	(0.5)	(0.5)	(11.0)	(36.2)	—	—	(47.7)
Dividends to:
Brink’s common shareholders ($0.2425 per share)	—	—	—	(10.4)	—	—	(10.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	5.7	—	—	—	5.7
Other share-based benefit transactions	0.3	0.3	(16.7)	(0.1)	—	—	(16.5)
Acquisitions of noncontrolling interests(b)	—	—	0.6	—	(0.2)	(7.0)	(6.6)
Balance as of March 31, 2025	42.7	$42.7	639.3	290.3	(766.5)	123.2	329.0
Net income	—	—	—	43.7	—	3.7	47.4
Other comprehensive income	—	—	—	—	89.3	3.9	93.2
Shares repurchased(a)	(1.0)	(1.0)	(11.6)	(69.1)	—	—	(81.7)
Dividends to:
Brink’s common shareholders ($0.2550 per share)	—	—	—	(10.7)	—	—	(10.7)
Noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.1	—	—	—	8.1
Other share-based benefit transactions	0.1	0.1	—	—	—	—	0.1
Balance as of June 30, 2025	41.8	$41.8	635.8	254.2	(677.2)	130.5	385.1

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities:
Net income	$101.3	102.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	0.2	0.1
Depreciation and amortization	130.5	145.5
Share-based compensation expense	13.7	16.6
Deferred income taxes	0.1	0.1
(Gain) loss on marketable securities, sale of property and equipment and derivatives	17.9	(2.8)
Impairment losses	2.0	1.9
Retirement benefit funding more than expense:
Pension	(1.1)	(3.3)
Other than pension	(5.6)	(3.9)
Unrealized foreign currency gains	(1.2)	(3.5)
Other operating	1.7	5.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable and income taxes receivable	(64.8)	(89.8)
Decrease in accounts payable, income taxes payable and accrued liabilities	(84.8)	(62.2)
Increase (decrease) in restricted cash held for customers	31.3	(67.2)
Increase in customer obligations	24.0	4.6
Increase in prepaid and other current assets	(11.4)	(21.8)
Other	(10.0)	(23.6)
Net cash (used in) provided by operating activities	143.8	(2.2)
Cash flows from investing activities:
Capital expenditures	(110.7)	(108.9)
Acquisitions, net of cash acquired	(5.3)	(14.4)
Marketable securities:
Purchases	(92.9)	(1.4)
Sales	64.8	1.2
Cash proceeds from sale of property and equipment	9.8	4.5
Net change in loans held for investment	3.3	3.5
Net change in economic hedges	(17.2)	—
Other	(9.4)	(0.9)
Net cash used in investing activities	(157.6)	(116.4)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	19.8	(7.0)
Long-term revolving credit facilities:
Borrowings	7,943.5	5,508.5
Repayments	(7,757.5)	(6,043.4)
Other long-term debt:
Borrowings	12.2	807.8
Repayments	(77.3)	(53.4)
Acquisition of noncontrolling interest	(6.6)	(0.2)
Debt financing costs	(1.0)	(9.6)
Repurchase shares of Brink's common stock	(130.0)	(65.7)
Dividends to:
Shareholders of Brink’s	(21.1)	(20.6)
Noncontrolling interests in subsidiaries	(0.7)	(0.1)
Tax withholdings associated with share-based compensation	(17.8)	(17.2)
Other	(1.6)	—
Net cash (used in) provided by financing activities	$(38.1)	99.1
Effect of exchange rate changes on cash	113.6	(46.1)
Cash, cash equivalents and restricted cash:
Increase (decrease)	61.7	(65.6)
Balance at beginning of period	1,840.4	1,683.6
Balance at end of period	$1,902.1	1,618.0

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together, "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the first six months of 2025 and 3% of our consolidated revenues for the first six months of 2024.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first six months of 2025 and 2024, the Argentine peso declined approximately 14% (from 1,031.0 to 1,203.6 pesos to the U.S. dollar) and 9% (from 833.3 to 911.5 pesos to the U.S. dollar), respectively. For the year ended December 31, 2024, the Argentine peso declined approximately 19% (from 833.3 to 1,031.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first six months of 2025, we recognized a $14.1 million pretax remeasurement loss. In the first six months of 2024, we recognized a $6.4 million pretax remeasurement loss. Argentine peso-denominated nonmonetary assets and liabilities are recorded at historical cost based on the currency exchange rate at the time the asset or liability was acquired.

At June 30, 2025, Argentina's economy remained highly inflationary for accounting purposes. At June 30, 2025, we had net monetary assets denominated in Argentine pesos of $17.4 million (including cash of $16.9 million). At June 30, 2025, we had net nonmonetary assets of $186.5 million (including $102.6 million of goodwill and $49.3 million in debt securities denominated in Argentine pesos).

At December 31, 2024, we had net monetary assets denominated in Argentine pesos of $115.9 million (including cash of $104.0 million) and net nonmonetary assets of $147.5 million (including $103.1 million of goodwill and $21.2 million in debt securities denominated in Argentine pesos).

In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls. The official exchange rate will be allowed to fluctuate within a moving range.
Depreciation Adjustment
In accordance with our highly inflationary accounting policy, property, plant and equipment owned by Brink’s Argentina are considered nonmonetary assets. These assets retain a higher historical basis when the currency is devalued and the higher historical basis results in incremental depreciation expense being recognized. In the second quarter of 2025, we identified a prior period overstatement of depreciation related to Brink’s Argentina property, plant and equipment. The accounting error was corrected resulting in a $13.6 million increase to second quarter 2025 net income and no impact to first half 2025 net cash provided by operating activities. We have concluded that the impact of this accounting error was not material to any prior period financial statements. Consistent with our treatment of the impact of Argentina highly inflationary accounting, this adjustment has been excluded from segment results and is reported as part of Other Items not Allocated to Segments.

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of June 30, 2025 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended June 30, 2025

Reportable Segments:
North America	$303.2	131.1	434.3
Latin America	258.5	60.9	319.4
Europe	192.5	145.3	337.8
Rest of World	186.0	23.0	209.0
Total reportable segments	$940.2	360.3	1,300.5

Three months ended June 30, 2024

Reportable Segments:
North America	$301.9	110.1	412.0
Latin America	277.5	54.2	331.7
Europe	183.5	126.2	309.7
Rest of World	180.1	19.6	199.7
Total reportable segments	$943.0	310.1	1,253.1

Six months ended June 30, 2025

Reportable Segments:
North America	$602.2	249.7	851.9
Latin America	509.7	117.3	627.0
Europe	365.2	271.7	636.9
Rest of World	387.1	44.3	431.4
Total reportable segments	$1,864.2	683.0	2,547.2

Six months ended June 30, 2024

Reportable Segments:
North America	$606.5	211.0	817.5
Latin America	560.1	106.3	666.4
Europe	369.7	231.4	601.1
Rest of World	368.0	36.2	404.2
Total reportable segments	$1,904.3	584.9	2,489.2

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be billed or amortized within one year ($7.5 million at June 30, 2025) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed or amortized within one year ($18.2 million at June 30, 2025) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2025)	$733.5	22.2	15.0
Closing (June 30, 2025)	811.5	25.7	13.6
Increase (decrease)	$78.0	3.5	(1.4)

The amount of revenue recognized in the six months ended June 30, 2025 that was included in the January 1, 2025 contract liabilities balance was $8.3 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the six months ended June 30, 2025 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At June 30, 2025, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at June 30, 2025 and December 31, 2024 were $14.2 million and $12.8 million, respectively.

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

	Three Months Ended June 30, 2025
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$434.3	319.4	337.8	209.0	1,300.5
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	154.4	145.5	147.3	60.4
Other cost of revenues segment items(b)	160.6	88.5	114.3	90.0
Total cost of revenues(a)	315.0	234.0	261.6	150.4

Selling, general, and administrative(a)	57.0	30.4	36.7	17.4
Segment operating profit	$62.3	55.0	39.5	41.2	198.0

	Three Months Ended June 30, 2024
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$412.0	331.7	309.7	199.7	1,253.1
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	155.2	147.0	136.6	58.3
Other cost of revenues segment items(b)	148.7	91.7	106.1	84.9
Total cost of revenues(a)	303.9	238.7	242.7	143.2

Selling, general, and administrative(a)	56.4	29.8	34.8	17.5
Segment operating profit	$51.7	63.2	32.2	39.0	186.1

	Six Months Ended June 30, 2025
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$851.9	627.0	636.9	431.4	2,547.2
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	307.6	286.2	279.8	118.6
Other cost of revenues segment items(b)	317.3	171.7	218.4	188.9
Total cost of revenues(a)	624.9	457.9	498.2	307.5

Selling, general, and administrative(a)	111.6	60.2	74.0	32.6
Segment operating profit	$115.4	108.9	64.7	91.3	380.3

	Six Months Ended June 30, 2024
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$817.5	666.4	601.1	404.2	2,489.2
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	311.0	294.1	270.5	118.3
Other cost of revenues segment items(b)	295.3	182.6	202.2	172.4
Total cost of revenues(a)	606.3	476.7	472.7	290.7

Selling, general, and administrative(a)	111.1	63.5	70.3	33.4
Segment operating profit	$100.1	126.2	58.1	80.1	364.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Segment operating profit	$198.0	186.1	$380.3	364.5

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	$(37.2)	(33.2)	$(72.2)	(74.4)
Foreign currency transaction gains	1.8	3.1	5.0	9.4
Reconciliation of segment policies to GAAP(a)	1.9	(0.4)	2.0	1.1
Other items not allocated to segments(b):
Reorganization and restructuring	(0.2)	(0.1)	(0.7)	(1.5)
Acquisitions and dispositions	(25.8)	(14.8)	(44.3)	(30.7)
Argentina highly inflationary impact(c)	1.9	(11.4)	(4.4)	(13.0)
Transformation initiatives	(5.4)	(7.2)	(10.5)	(12.0)
DOJ/FinCEN investigations	(0.9)	(6.0)	(1.8)	(6.0)
Chile antitrust matter	(0.2)	(0.1)	(0.4)	(0.5)
Operating profit	$133.9	116.0	$253.0	236.9
(a)This line item includes adjustments to bad debt expense and a Mexico profit sharing plan accrual reported by the segments to the estimated consolidated amounts required by U.S. GAAP.
(b)See "Other Items not Allocated to Segments" for a description of these items.
(c)See "Depreciation Adjustment" in Note 1 for more details.

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

DOJ/FinCEN investigations In 2024, we recorded a charge for a probable loss in connection with U.S. Department of Justice ("DOJ") and U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") investigations. Additionally, we have incurred third-party costs, primarily legal costs, associated with these matters. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN.

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

	Six Months Ended June 30,
(In millions)	2025	2024

Capital Expenditures by Reportable Segment
North America	$38.8	28.7
Latin America	13.1	17.1
Europe	29.9	39.6
Rest of World	27.0	20.0
Total reportable segments	108.8	105.4
Corporate items	1.9	3.5
Total	$110.7	108.9

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$20.9	20.3	$40.3	40.4
Latin America	12.9	14.0	25.6	28.1
Europe	16.0	14.4	30.7	28.4
Rest of World	7.1	6.3	13.8	12.7
Total reportable segments	56.9	55.0	110.4	109.6
Corporate items	0.7	0.9	1.4	1.9
Argentina highly inflationary impact(b)	(12.6)	2.6	(10.5)	4.9
Depreciation and amortization of property and equipment	45.0	58.5	101.3	116.4

Amortization of intangible assets(a)	14.8	14.6	29.2	29.1
Total	$59.8	73.1	$130.5	145.5

(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.
(b)See "Depreciation Adjustment" in Note 1 for more details.

(In millions)	June 30, 2025	December 31, 2024

Assets held by Reportable Segment
North America	$1,978.4	2,089.8
Latin America	1,266.5	1,171.7
Europe	2,330.4	1,894.9
Rest of World	1,162.0	1,084.9
Total reportable segments	6,737.3	6,241.3
Corporate items	348.7	381.8
Total	$7,086.0	6,623.1

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

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2025	2024	2025	2024	2025	2024

Three months ended June 30,

Service cost	$—	—	2.1	2.2	2.1	2.2
Interest cost on projected benefit obligation	7.8	7.7	4.5	4.4	12.3	12.1
Return on assets – expected	(11.2)	(11.6)	(2.9)	(2.8)	(14.1)	(14.4)
Amortization of losses	1.4	1.2	0.7	0.7	2.1	1.9
Settlement loss	—	—	0.4	—	0.4	—
Net periodic pension cost (credit)	$(2.0)	(2.7)	4.8	4.5	2.8	1.8

Six months ended June 30,

Service cost	$—	—	4.1	4.4	4.1	4.4
Interest cost on projected benefit obligation	15.7	15.4	8.7	8.9	24.4	24.3
Return on assets – expected	(22.3)	(23.2)	(5.6)	(5.7)	(27.9)	(28.9)
Amortization of losses	2.7	2.7	1.3	1.3	4.0	4.0
Amortization of prior service cost	—	—	0.1	—	0.1	—
Settlement loss	—	—	0.7	0.3	0.7	0.3
Net periodic pension cost (credit)	$(3.9)	(5.1)	9.3	9.2	5.4	4.1
The components of net periodic pension cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2024 or the first six months of 2025. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2024, we do not expect to make contributions to the primary U.S. pension plan until 2027.

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

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2025	2024	2025	2024	2025	2024

Three months ended June 30,

Service cost	$—	—	0.1	—	0.1	—
Interest cost on accumulated postretirement benefit obligations	2.5	2.6	1.1	1.1	3.6	3.7
Return on assets – expected	(2.5)	(2.6)	—	—	(2.5)	(2.6)
Amortization of losses	0.6	0.1	0.8	1.0	1.4	1.1
Amortization of prior service cost (credit)	(2.5)	(1.6)	—	0.1	(2.5)	(1.5)
Net periodic postretirement cost (credit)	$(1.9)	(1.5)	2.0	2.2	0.1	0.7

Six months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	4.8	5.2	2.2	2.4	7.0	7.6
Return on assets – expected	(4.9)	(5.1)	—	—	(4.9)	(5.1)
Amortization of losses	0.9	1.4	1.7	2.1	2.6	3.5
Amortization of prior service cost (credit)	(5.1)	(4.4)	—	0.1	(5.1)	(4.3)
Net periodic postretirement cost (credit)	$(4.3)	(2.9)	4.0	4.7	(0.3)	1.8
The components of net periodic postretirement cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for effective tax rate)	2025	2024	2025	2024
Continuing operations
Provision for income taxes	$27.2	22.1	$42.8	48.3
Effective tax rate	36.4%	30.7%	29.7%	32.1%

2025 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2025 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the U.S. The OBBBA includes modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements, including the impact to our deferred tax assets.

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

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2025

Amounts attributable to Brink's:
Benefit plan adjustments	$(4.4)	1.3	1.6	(0.4)	(1.9)
Foreign currency translation adjustments(b)	84.8	8.0	(1.2)	0.3	91.9
Gains (losses) on available-for-sale securities	(1.8)	(1.2)	4.1	—	1.1
Gains (losses) on cash flow hedges	(0.3)	0.1	(2.1)	0.5	(1.8)
	78.3	8.2	2.4	0.4	89.3

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	3.9	—	—	—	3.9
	3.9	—	—	—	3.9

Total
Benefit plan adjustments(a)	(4.4)	1.3	1.6	(0.4)	(1.9)
Foreign currency translation adjustments(b)	88.7	8.0	(1.2)	0.3	95.8
Gains (losses) on available-for-sale securities(c)	(1.8)	(1.2)	4.1	—	1.1
Gains (losses) on cash flow hedges(d)	(0.3)	0.1	(2.1)	0.5	(1.8)
	$82.2	8.2	2.4	0.4	93.2

Three months ended June 30, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(6.8)	1.4	1.4	(0.3)	(4.3)
Foreign currency translation adjustments(b)	(69.0)	(1.6)	(1.2)	0.2	(71.6)
Gains (losses) on available-for-sale securities	0.6	(0.4)	—	—	0.2
Gains (losses) on cash flow hedges	5.6	(1.4)	(4.7)	1.2	0.7
	(69.6)	(2.0)	(4.5)	1.1	(75.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.9)	—	—	—	(0.9)
	(0.9)	—	—	—	(0.9)

Total
Benefit plan adjustments(a)	(6.8)	1.4	1.4	(0.3)	(4.3)
Foreign currency translation adjustments(b)	(69.9)	(1.6)	(1.2)	0.2	(72.5)
Gains (losses) on available-for-sale securities(c)	0.6	(0.4)	—	—	0.2
Gains (losses) on cash flow hedges(d)	5.6	(1.4)	(4.7)	1.2	0.7
	$(70.5)	(2.0)	(4.5)	1.1	(75.9)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2025

Amounts attributable to Brink's:
Benefit plan adjustments	$(7.8)	2.2	2.8	(0.7)	(3.5)
Foreign currency translation adjustments(b)	123.5	10.9	(2.4)	0.6	132.6
Gains (losses) on available-for-sale securities	(1.4)	(1.3)	4.3	0.2	1.8
Gains (losses) on cash flow hedges	(0.4)	0.1	(4.6)	1.1	(3.8)
	113.9	11.9	0.1	1.2	127.1

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	4.6	—	—	—	4.6
	4.6	—	—	—	4.6

Total
Benefit plan adjustments(a)	(7.8)	2.2	2.8	(0.7)	(3.5)
Foreign currency translation adjustments(b)	128.1	10.9	(2.4)	0.6	137.2
Gains (losses) on available-for-sale securities(c)	(1.4)	(1.3)	4.3	0.2	1.8
Gains (losses) on cash flow hedges(d)	(0.4)	0.1	(4.6)	1.1	(3.8)
	$118.5	11.9	0.1	1.2	131.7

Six months ended June 30, 2024

Amounts attributable to Brink's:
Benefit plan adjustments	$(7.5)	1.5	3.5	(0.8)	(3.3)
Foreign currency translation adjustments(b)	(87.6)	(3.8)	(2.3)	0.5	(93.2)
Gains (losses) on available-for-sale securities	1.7	(2.3)	—	—	(0.6)
Gains (losses) on cash flow hedges	21.3	(4.9)	(9.7)	2.4	9.1
	(72.1)	(9.5)	(8.5)	2.1	(88.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(2.7)	—	—	—	(2.7)
	(2.7)	—	—	—	(2.7)

Total
Benefit plan adjustments(a)	(7.5)	1.5	3.5	(0.8)	(3.3)
Foreign currency translation adjustments(b)	(90.3)	(3.8)	(2.3)	0.5	(95.9)
Gains (losses) on available-for-sale securities(c)	1.7	(2.3)	—	—	(0.6)
Gains (losses) on cash flow hedges(d)	21.3	(4.9)	(9.7)	2.4	9.1
	$(74.8)	(9.5)	(8.5)	2.1	(90.7)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.7	1.7	$3.3	3.4
Selling, general and administrative expenses	0.5	0.5	1.0	1.1
Interest and other nonoperating expense	0.7	0.3	0.8	1.4
(b)2025 foreign currency translation adjustment amounts arising during the three months ended June 30, 2025 reflect primarily the appreciation of the euro, the Mexican peso, the Brazilian real, the Malaysian ringgit, and the Romanian leu. 2024 foreign currency translation adjustment amounts arising during the three months ended June 30, 2024 reflect primarily the devaluation of the Mexican peso and the Brazilian real, partially offset by the appreciation of the Chilean peso. 2025 foreign currency translation adjustment amounts arising during the six months ended June 30, 2025 reflect primarily the appreciation of the euro, the Mexican peso, the Brazilian real, the Malaysian ringgit and the Romanian leu. 2024 foreign currency translation adjustment amounts arising during the six months ended June 30, 2024 reflect primarily the devaluation of the Mexican peso, the Brazilian real, and the Chilean peso.
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
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as interest expense ($2.1 million reduction to expense in the three months ended June 30, 2025 and $4.7 million reduction to expense in the three months ended June 30, 2024; as well as $4.6 million reduction to expense in the six months ended June 30, 2025 and $9.7 million reduction to expense in the six months ended June 30, 2024).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2024	$(260.4)	(556.7)	(3.3)	16.3	(804.1)
Other comprehensive income (loss) before reclassifications	(5.6)	134.4	(2.7)	(0.3)	125.8
Amounts reclassified from accumulated other comprehensive loss to net income	2.1	(1.8)	4.5	(3.5)	1.3
Other comprehensive loss attributable to Brink's	(3.5)	132.6	1.8	(3.8)	127.1
Acquisitions of noncontrolling interests	—	(0.2)	—	—	(0.2)
Balance as of June 30, 2025	$(263.9)	(424.3)	(1.5)	12.5	(677.2)

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

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	June 30, 2025	December 31, 2024

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	570.2	558.7

2029 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	409.8	399.0

2032 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	412.4	397.2

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

Economic Hedges
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At June 30, 2025, the notional value of our outstanding foreign currency forward and swap contracts was $881 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

Cash flows related to economic hedges are reported in the condensed consolidated statements of cash flows based on the nature of the underlying items being hedged. For the periods presented, such cash flows are reported in operating activities or investing activities.

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	June 30, 2025	December 31, 2024

Prepaid expenses and other	$3.6	19.0
Accrued liabilities	(21.4)	(10.1)
Net asset (liability)	$(17.8)	8.9

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Derivative instrument gains (losses) included in other operating income (expense)(a)	$(22.6)	(12.1)	$(35.2)	1.3
(a)Derivative instrument losses in the six months ended June 30, 2025, and in the three months ended June 30, 2025, as compared to the prior year period are primarily due to the impact of hedging currency exposures on intercompany loans denominated in the euro and the British pound.

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

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	June 30, 2025	December 31, 2024

Euro net investment hedge(a)
Prepaid expenses and other	$2.1	5.7

Accrued liabilities	(35.6)	—

Other noncurrent liabilities	(30.6)	(21.7)

Zero cost collar
Prepaid expenses and other	$1.6	—

Other noncurrent asset	—	3.1

Hong Kong dollar net investment hedge(b)
Prepaid expenses and other	$0.3	0.1

Net asset (liability)	$(62.2)	$(12.8)
(a)At June 30, 2025, swaps with a total notional value of $215 million will terminate in May 2026 and have a weighted average maturity of 0.8 years. Swaps with a total notional value of $185 million will terminate in April 2031 and have a weighted average maturity of 5.2 years.
(b)At June 30, 2025, the total notional value was $55 million with a weighted average maturity of 0.4 years.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps and foreign exchange forward swap contract is included as a benefit in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Cross currency swaps designated as net investment hedges	$(1.2)	$(1.2)	$(2.4)	(2.3)
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

In the first quarter of 2025, we entered into interest rate swaps with a notional value of $100 million and a maturity date of June 2027.

The fair values of our interest rate swaps were recognized in the condensed consolidated balance sheet as follows:

(In millions)	June 30, 2025	December 31, 2024

$100 million notional - June 2027 maturity (a)
Prepaid expenses and other	$0.1	$—
Other noncurrent liabilities	(0.6)	—

Net asset (liability)	$(0.5)	$—
(a)At June 30, 2025, swaps with a total notional value of $100 million will terminate in June 2027 and have a weighted average maturity of 1.0 years.

Amounts under our interest rate swap contracts were recognized in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Impact to interest expense - (benefit) cost	$(2.1)	(4.7)	$(4.6)	(9.7)
Cash flows related to interest rate swaps are reported as operating activities.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S Plc ("G4S") and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $24 million that remains potentially payable as of June 30, 2025 as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2025.

Note 8 - Debt

	June 30,	December 31,
(In millions)	2025	2024
Debt:
Short-term borrowings	$181.7	149.3
Total short-term borrowings	$181.7	149.3

Long-term debt
Bank credit facilities:
Term loans(a)	$1,257.8	1,292.2
Senior unsecured notes(b)	1,389.1	1,387.8
Revolving Credit Facility	627.3	399.7
Other facilities(c)	414.4	432.1
Financing leases	252.8	235.1
Total long-term debt	$3,941.4	3,746.9

Total debt	$4,123.1	3,896.2

Included in:
Current liabilities	$333.1	291.0
Noncurrent liabilities	3,790.0	3,605.2
Total debt	$4,123.1	3,896.2

(a)Amounts outstanding are net of unamortized debt costs of $2.2 million as of June 30, 2025 and $2.8 million as of December 31, 2024.
(b)Amounts outstanding are net of unamortized debt costs of $10.9 million as of June 30, 2025 and $12.2 million as of December 31, 2024.
(c)Includes Other Revolving Credit Facilities of $318 million at June 30, 2025 and $359 million at December 31, 2024.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A., as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2025, $373 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at June 30, 2025. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of June 30, 2025. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of June 30, 2025.

Senior Unsecured Notes
In June 2024, we issued at par five-year senior unsecured notes (the "2029 Senior Unsecured Notes") in the aggregate principal amount of $400 million. The 2029 Senior Unsecured Notes will mature on June 15, 2029 and bear an annual interest rate of 6.5%. The 2029 Senior Unsecured Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

In June 2024, we issued at par eight-year senior unsecured notes (the "2032 Senior Unsecured Notes") in the aggregate principal amount of $400 million. The 2032 Senior Unsecured Notes will mature on June 15, 2032 and bear an annual interest rate of 6.75%. The 2032 Senior Unsecured Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

In October 2017, we issued at par ten-year senior unsecured notes (the "2027 Senior Unsecured Notes") in the aggregate principal amount of $600 million. The 2027 Senior Unsecured Notes will mature on October 15, 2027, bearing an annual interest rate of 4.625%. The 2027 Senior Unsecured Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

The 2027 Senior Unsecured Notes, the 2029 Senior Unsecured Notes and 2032 Senior Unsecured Notes (the "Senior Unsecured Notes") have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exception from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

The aggregate proceeds from the Senior Secured Credit Facility and the 2027 Senior Unsecured Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of certain transactions. Borrowings were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2029 Senior Unsecured Notes and 2032 Senior Unsecured Notes were used to redeem the $400 million outstanding principal amount of our five-year senior unsecured notes issued in June 2020 (the "2025 Senior Unsecured Notes") prior to maturity and to repay a portion of the outstanding indebtedness under our Revolving Credit Facility. Before applying a portion of the net proceeds from this offering to redeem or repurchase the 2025 Senior Unsecured Notes as described above, we used such portion of the net proceeds for general corporate purposes and to temporarily repay additional amounts outstanding under our Revolving Credit Facility.

Other Facilities
Other facilities consists primarily of revolving credit facilities in our North America, Latin America and Europe segments ("Other Revolving Credit Facilities"). On an aggregate basis, borrowings under these facilities total $464 million with an additional $350 million available as of June 30, 2025, including $146 million in Short-term borrowings and $318 million in Other long-term debt. Maturity dates of the long-term facilities range from July 2027 to June 2028 and interest rates range from 5.30% to 6.30%. Borrowings under these facilities are secured by cash and certain receivables held by Brink's. In July 2024, we increased the capacity of the largest of these credit facilities from $250 million to $500 million.

The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all of these covenants at June 30, 2025.

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

The following table is a rollforward of the allowance for doubtful accounts for the six month period ended June 30, 2025.

Allowance for doubtful accounts:

(In millions)

December 31, 2024	$24.5
Provision for uncollectible accounts receivable	2.2
Write-offs and recoveries	(7.9)
Foreign currency exchange effects	1.2
June 30, 2025	$20.0

Note 10 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2017 Equity Incentive Plan (the "2017 Plan") and under the 2024 Equity Incentive Plan (the "2024 Plan"). The 2017 Plan and the 2024 Plan each permit grants of restricted stock, restricted stock units, performance stock, performance stock units, stock appreciation rights, and stock options, as well as other share-based awards to eligible employees. The 2017 Plan and the 2024 Plan also permit cash awards to eligible employees. The 2017 Plan became effective May 2017. The 2024 Plan became effective May 2024. No further grants of awards will be made under the 2017 Plan.

We have outstanding deferred stock units granted to directors under the 2017 Plan and the 2024 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Directors' Equity Plan and the Directors’ Stock Accumulation Plan, each of which has expired.

Outstanding awards at June 30, 2025 include performance stock units, restricted stock units, deferred stock units, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. For all share-based awards outstanding at June 30, 2025, the retirement eligibility provisions require a minimum of a one year service period in order to meet the retirement eligible conditions. We recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Performance stock units	$4.7	4.4	$7.7	10.8
Restricted stock units	3.1	2.6	5.4	5.1
Deferred stock units and fees paid in stock	0.3	0.3	0.7	0.7
Cash based awards	0.5	0.7	0.8	1.4
Share-based payment expense	8.6	8.0	14.6	18.0
Income tax benefit	(1.9)	(1.8)	(3.3)	(4.1)
Share-based payment expense, net of tax	$6.7	6.2	$11.3	13.9

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

The following table summarizes time-based stock option activity during the first six months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2024	22.5	$20.98
Exercised	—	—
Outstanding balance as of June 30, 2025	22.5	$20.98

Restricted Stock Units (“RSUs”)
We granted RSUs, which contain only a service condition, as part of our compensation program. RSUs are paid out in shares of Brink's stock when the awards vest. For RSUs granted during the last three years, the units generally vest in three equal annual installments following the grant date. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2024	290.4	$74.24
Granted	145.8	86.71
Forfeited	(19.8)	83.53
Vested	(134.9)	69.49
Nonvested balance as of June 30, 2025	281.5	$82.32

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

The following table summarizes all PSU activity during the first six months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2024	639.1	$72.64
Granted	221.7	89.86
Forfeited or expired	(54.1)	80.66
Vested(a)	(235.0)	67.17
Nonvested balance as of June 30, 2025	571.7	$80.81

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

The following table summarizes all DSU activity during the first six months of 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2024	13.6	$87.93
Granted	14.8	92.19
Vested	(13.6)	87.93
Nonvested balance as of June 30, 2025	14.8	$92.19

Note 11 - Capital Stock

Common Stock
At June 30, 2025, we had 100 million shares of common stock authorized and 41.8 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On May 7, 2025, the Board declared a regular quarterly dividend of $0.2550 per share payable on June 2, 2025 to shareholders of record on May 19, 2025. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At June 30, 2025, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share, and no shares were issued and outstanding.

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

During the six months ended June 30, 2025, we repurchased a total of 1,485,362 shares of our common stock for an aggregate amount of $130.0 million and an average price of $87.49 per share. These shares were retired upon repurchase. At June 30, 2025, $166 million remained available under the 2023 Repurchase Program.

Shares Used to Calculate Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Weighted-average shares:
Basic(a)	42.3	44.6	42.7	44.7
Effect of dilutive stock awards and options	0.1	0.5	0.3	0.5
Diluted	42.4	45.1	43.0	45.2

Antidilutive stock awards and options excluded from denominator	—	—	—	—

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, basic shares include weighted-average units of 0.2 million in the three months and 0.2 million in the six months ended June 30, 2025, and 0.2 million in the three months and 0.2 million in the six months ended June 30, 2024.

Note 12 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2025	2024
Cash paid for:
Interest	$132.8	124.7
Income taxes, net	56.5	68.5

Argentina Marketable Securities
In the first six months of 2025, we have used available Argentine pesos to purchase equity and available-for-sale debt securities. Cash outflows for the purchase of these financial instruments totaled $67.9 million through the first six months of 2025. Cash inflows for the sale of these financial instruments totaled $38.5 million. There were no purchases or sales through the first six months of 2024. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos. These cash flows are reported in investing activities.
Non-cash Investing and Financing Activities
We acquired $32.5 million in armored vehicles, DRS devices and other equipment under financing lease arrangements in the first six months of 2025 compared to $25.6 million in armored vehicles, DRS devices and other equipment acquired under financing lease arrangements in the first six months of 2024.
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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $45.9 million ($44.0 million at December 31, 2024) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At June 30, 2025, we held $525.3 million of restricted cash ($280.4 million represented restricted cash held for customers and $199.8 million represented accrued liabilities). At December 31, 2024, we held $445.1 million of restricted cash ($232.7 million represented restricted cash held for customers and $166.5 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $12.0 million in the first six months of 2025 compared to $7.2 million in the first six months of 2024 and are included in Other long-term debt borrowings within financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
(In millions)	2025	2024
Cash and cash equivalents	$1,376.8	1,395.3
Restricted cash	525.3	445.1
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,902.1	1,840.4

Note 13 - Contingent matters

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

RESULTS OF OPERATIONS

Consolidated Review

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for percentages and per share amounts)	2025	2024	Change	2025	2024	Change
GAAP
Revenues	$1,300.5	1,253.1	4	$2,547.2	2,489.2	2
Cost of revenues	976.7	937.8	4	1,916.2	1,865.0	3
Selling, general and administrative expenses	184.5	194.3	(5)	370.8	394.9	(6)
Operating profit	133.9	116.0	15	253.0	236.9	7
Operating profit margin	10.3%	9.3%	11	9.9%	9.5%	4
Income from continuing operations(a)(c)	43.9	46.3	(5)	95.5	95.6	—
Diluted EPS from continuing operations(a)	1.03	1.03	—	2.22	2.12	5

Non-GAAP(b)
Non-GAAP operating profit	$164.5	155.6	6	$315.1	300.6	5
Non-GAAP operating profit margin	12.6%	12.4%	2	12.4%	12.1%	2
Non-GAAP income from continuing operations(a)	75.7	80.8	(6)	145.4	155.4	(6)
Adjusted EBITDA	232.0	225.9	3	447.0	444.1	1
Non-GAAP diluted EPS from continuing operations(a)	1.79	1.79	—	3.38	3.44	(2)
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)These measures are supplemental financial measures that are not required by, or presented in accordance with, GAAP. See page 46 for further information on these non-GAAP measures and reconciliations to the applicable GAAP measures.
(c)Amounts for 2025 include an adjustment that reduced depreciation expense and increased income from continuing operations by $13.6 million. See "Depreciation Adjustment" in Note 1 for more details.

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2025 versus Second Quarter 2024

Consolidated Revenues  Revenues increased $47.4 million due to organic increases in Latin America ($24.7 million), North America ($22.6 million), Europe ($9.8 million), and Rest of World ($3.2 million), and the favorable impact of acquisitions ($4.2 million), partially offset by the unfavorable impact of currency exchange rates ($17.1 million). The unfavorable currency exchange rate impact was driven primarily by the Mexican peso, Argentine peso, and Brazilian real. Revenues increased 5% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See our definition of “organic growth” on page 46.

Consolidated Costs and Expenses  Cost of revenues increased 4% to $976.7 million primarily due to the impact of higher revenue and the impact of acquisitions, partially offset by the impact of currency exchange rates. Selling, general and administrative costs decreased 5% to $184.5 million primarily due to the depreciation adjustment discussed in Note 1 and the impact of currency exchange rates, partially offset by organic increases in labor costs.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin increased from 9.3% to 10.3%. Operating profit increased $17.9 million due mainly to:
•organic increases in North America ($10.6 million), Europe ($5.7 million), and Rest of World ($1.3 million) and
•the depreciation adjustment mentioned above,
partially offset by:
•higher costs incurred related to business acquisitions and dispositions ($9.3 million),
•unfavorable changes in currency exchange rates on segment profit ($4.6 million), primarily driven by the Mexican peso and Argentine peso, and
•an organic decrease in Latin America ($2.6 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $2.4 million to $43.9 million due to lower interest and other nonoperating income ($10.7 million), higher income tax expense ($5.1 million), higher interest expense ($4.4 million) and higher noncontrolling interest ($0.1 million), partially offset by the increase in operating profit mentioned above. Earnings per share from continuing operations was $1.03, flat to the second quarter of 2024.

Analysis of Consolidated Results: First Half 2025 versus First Half 2024
Consolidated Revenues  Revenues increased $58.0 million due to organic increases in Latin America ($49.5 million), North America ($32.5 million), Europe ($25.3 million), and Rest of World ($22.2 million) and the favorable impact of acquisitions ($11.4 million), partially offset by the unfavorable impact of currency exchange rates ($82.9 million). The unfavorable currency exchange rate impact was driven primarily by the Mexican peso, Argentine peso, and Brazilian real. Revenues increased 5% on an organic basis primarily due to to inflation-based price increases and organic growth in AMS and DRS revenue. See our definition of “organic growth” on page 46.

Consolidated Costs and Expenses  Cost of revenues increased 3% to $1,916.2 million primarily due to the impact of higher revenue partially offset by the impact of currency exchange rates. Selling, general and administrative costs decreased 6% to $370.8 million primarily due to the depreciation adjustment discussed above and the impact of currency exchange rates.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin increased from 9.5% to 9.9%. Operating profit increased $16.1 million due mainly to:
•organic increases in North America ($15.1 million), Rest of World ($10.7 million), and Europe ($6.0 million),
•the depreciation adjustment mentioned above, and
•lower corporate expenses on an organic basis ($3.1 million), partially offset by:
•unfavorable changes in currency exchange rates on segment profit ($16.2 million), primarily driven by the Mexican peso, Argentine peso, and Brazilian real,
•higher costs incurred related to business acquisitions and dispositions ($13.5 million), and
•an organic decrease in Latin America ($1.2 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $0.1 million to $95.5 million due to lower interest and other nonoperating income ($16.1 million) and higher interest expense ($6.1 million), partially offset by the increase in operating profit mentioned above, lower income tax expense ($5.5 million) and lower noncontrolling interest ($0.5 million). Earnings per share from continuing operations was $2.22, up from $2.12 in the first six months of 2024.

Non-GAAP Basis

Non-GAAP Financial Measures The non-GAAP measures included in the table above and the analysis below present our operating profit, operating profit margin, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of the Company's operations. These non-GAAP measures are described in more detail on page 46 and are reconciled to comparable GAAP measures on pages 48-50.

Analysis of Consolidated Results: Second Quarter 2025 versus Second Quarter 2024

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin increased from 12.4% to 12.6%. Non-GAAP operating profit increased $8.9 million due mainly to:
•organic increases in North America ($10.6 million), Europe ($5.7 million) and Rest of World ($1.3 million) and
•the favorable impact of acquisitions ($1.5 million),
partially offset by:
•unfavorable changes in currency exchange rates ($5.8 million), driven primarily by the Mexican peso, Argentine peso, and Brazilian real,
•organic decrease in Latin America ($2.6 million), and
•higher corporate expenses on an organic basis ($1.8 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $5.1 million to $75.7 million due to higher income tax expense ($5.5 million), lower interest and other nonoperating income ($5.2 million), and higher interest expense ($4.4 million), partially offset by the operating profit increase mentioned above, and lower noncontrolling interest ($1.1 million). Non-GAAP earnings per share from continuing operations was $1.79, unchanged from $1.79 in the second quarter of 2024.

Adjusted EBITDA Adjusted EBITDA increased 3% to $232.0 million primarily due to the increase in Non-GAAP operating profit ($8.9 million).

Analysis of Consolidated Results: First Half 2025 versus First Half 2024

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin increased from 12.1% to 12.4%. Non-GAAP operating profit increased $14.5 million due mainly to:
•organic increases in North America ($15.1 million), Rest of World ($10.7 million), and Europe ($6.0 million),
•lower corporate expenses on an organic basis ($3.1 million), and
•the favorable impact of acquisitions ($1.4 million)
partially offset by:
•unfavorable changes in currency exchange rates ($20.6 million), driven primarily by the Mexican peso, Argentine peso, and Brazilian real, and
•organic decreases in Latin America ($1.2 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $10.0 million to $145.4 million due to higher income tax expense ($10.8 million), lower interest and other nonoperating income ($8.9 million), and higher interest expense ($6.1 million), and partially offset by the operating profit increase mentioned above, and lower noncontrolling interest ($1.3 million). Earnings per share from continuing operations was $3.38, down from $3.44 in the first six months of 2024.

Adjusted EBITDA Adjusted EBITDA increased 1% to $447.0 million primarily due to the increase in Non-GAAP operating profit ($14.5 million).

Revenues and Operating Profit by Segment: Second Quarter 2025 versus Second Quarter 2024

		Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)		% Change
(In millions, except for percentages)	2Q'24				2Q'25	Total	Organic Growth(a)
Revenues:
North America	$412.0	22.6	—	(0.3)	434.3	5	5
Latin America	331.7	24.7	3.1	(40.1)	319.4	(4)	7
Europe	309.7	9.8	1.1	17.2	337.8	9	3
Rest of World	199.7	3.2	—	6.1	209.0	5	2
Segment revenues	1,253.1	60.3	4.2	(17.1)	1,300.5	4	5

Revenues	$1,253.1	60.3	4.2	(17.1)	1,300.5	4	5

Operating profit:
North America	$51.7	10.6	—	—	62.3	21	21
Latin America	63.2	(2.6)	2.0	(7.6)	55.0	(13)	(4)
Europe	32.2	5.7	(0.5)	2.1	39.5	23	18
Rest of World	39.0	1.3	—	0.9	41.2	6	3
Segment operating profit	186.1	15.0	1.5	(4.6)	198.0	6	8
Corporate expenses(d)	(30.5)	(1.8)	—	(1.2)	(33.5)	10	6
Other items not allocated to segments(d)	(39.6)	6.7	(10.8)	13.1	(30.6)	(23)	(17)

Operating profit	$116.0	19.9	(9.3)	7.3	133.9	15	17
Amounts may not add due to rounding.

(a)Organic change and organic growth are supplemental financial measures that are not required by, or presented in accordance with, GAAP, and are described in more detail on page 46.
(b)Amounts include the impact of prior year comparable period results for acquired and disposed businesses. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 46.
(c)The amounts in the “Currency” column consist of the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. This measure is not required by, or presented in accordance with, GAAP and is described in more detail on page 46.
(d)See pages 41-42 for further information, where these items are discussed in more detail.

Analysis of Segment Results: Second Quarter 2025 versus Second Quarter 2024

North America
Revenues increased 5% ($22.3 million) due to a 5% organic increase ($22.6 million), partially offset by the unfavorable impact of currency exchange rates ($0.3 million). Organic revenue increased primarily due to growth in AMS and DRS, as well as BGS revenue. Operating profit increased 21% ($10.6 million) due to a 21% organic increase ($10.6 million). The organic increase was primarily driven by higher revenue, the net impact of revenue mix, and productivity initiatives.

Latin America
Revenues decreased 4% ($12.3 million) due to the unfavorable impact of currency exchange rates ($40.1 million) primarily from the Mexican peso, Argentine peso, and Brazilian real, partially offset by a 7% organic increase ($24.7 million) and the impact of acquisitions ($3.1 million). The organic increase was primarily driven by price increases across the segment with a majority of the impact from Argentina and Mexico, as well as growth in AMS and DRS revenue. Operating profit decreased 13% ($8.2 million) primarily due to the unfavorable impact of currency exchange rates ($7.6 million) and a 4% organic decrease ($2.6 million), partially offset by the favorable impact of acquisitions ($2.0 million). The organic decrease was primarily driven by lower volumes and one-time expenses.

Europe
Revenues increased 9% ($28.1 million) primarily due to favorable impact of currency exchange rates ($17.2 million), an 3% organic increase ($9.8 million) and the favorable impact of acquisitions ($1.1 million). Organic revenue increased primarily due the growth of AMS and DRS revenue. Operating profit increased 23% ($7.3 million) primarily due to an 18% organic increase ($5.7 million) and the favorable impact of currency exchange rates ($2.1 million). The organic increase was driven by the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 5% ($9.3 million) due to the favorable impact of currency exchange rates ($6.1 million) and a 2% organic increase ($3.2 million). Organic growth in the segment was primarily due to growth in BGS revenue. Operating profit increased 6% ($2.2 million) primarily due to a 3% organic increase ($1.3 million). The organic increase was primarily driven by a favorable revenue mix impact.

Revenues and Operating Profit by Segment: First Half 2025 versus First Half 2024

	Six months ended June 30, 2024	Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)	Six months ended June 30, 2025	% Change
(In millions, except for percentages)						Total	Organic Growth(a)
Revenues:
North America	$817.5	32.5	4.3	(2.4)	851.9	4	4
Latin America	666.4	49.5	5.6	(94.5)	627.0	(6)	7
Europe	601.1	25.3	1.5	9.0	636.9	6	4
Rest of World	404.2	22.2	—	5.0	431.4	7	5
Segment revenues	2,489.2	129.5	11.4	(82.9)	2,547.2	2	5

Revenues	$2,489.2	129.5	11.4	(82.9)	2,547.2	2	5

Operating profit:
North America	$100.1	15.1	0.2	—	115.4	15	15
Latin America	126.2	(1.2)	1.9	(18.0)	108.9	(14)	(1)
Europe	58.1	6.0	(0.7)	1.3	64.7	11	10
Rest of World	80.1	10.7	—	0.5	91.3	14	13
Segment operating profit	364.5	30.6	1.4	(16.2)	380.3	4	8
Corporate expenses(d)	(63.9)	3.1	—	(4.4)	(65.2)	2	(5)
Other items not allocated to segments(d)	(63.7)	6.4	(13.5)	8.7	(62.1)	(3)	(10)

Operating profit	$236.9	40.1	(12.1)	(11.9)	253.0	7	17
Amounts may not add due to rounding.

See page 39 for footnote explanations.

Analysis of Segment Results: First Half 2025 versus First Half 2024

North America
Revenues increased 4% ($34.4 million) primarily due to a 4% organic increase ($32.5 million) and the impact of acquisitions ($4.3 million). Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue, as well as BGS revenue. Operating profit increased 15% ($15.3 million) due to a 15% organic increase ($15.1 million) and the impact of acquisitions ($0.2 million). The organic increase was primarily driven by the net impact of revenue mix and cost productivity improvements from transformation initiatives in the U.S.

Latin America
Revenues decreased ($39.4 million) due to the unfavorable impact of currency exchange rates ($94.5 million), primarily from the Mexican peso, Argentine peso, and Brazilian real, partially offset by a 7% organic increase ($49.5 million). The organic increase was driven by price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit decreased 14% ($17.3 million) due to the unfavorable impact of currency exchange rates ($18.0 million) and a 1% organic decrease ($1.2 million), partially offset by the favorable impact of acquisitions ($1.9 million). The organic decrease was driven by lower volumes.

Europe
Revenues increased 6% ($35.8 million) due to an 4% organic increase ($25.3 million), the favorable impact of currency exchange rates ($9.0 million), and the favorable impact of acquisitions ($1.5 million). The organic increase was primarily due to price increases and the growth of AMS and DRS revenue. Operating profit increased 11% ($6.6 million), primarily due to a 10% organic increase ($6.0 million). The organic increase was primarily driven by higher revenue outpacing the impact of labor and other cost increases across the segment and the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 7% ($27.2 million) due to a 5% organic increase ($22.2 million) and the favorable impact of currency exchange rates ($5.0 million). Organic growth in the segment was primarily due to growth in BGS revenue. Operating profit increased 14% ($11.2 million) due to a 13% organic increase ($10.7 million) and the favorable impact of currency exchange rates ($0.5 million). The organic increase was driven by a favorable revenue mix impact.

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

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for percentages)	2025	2024	change	2025	2024	change
General, administrative and other expenses	$(37.2)	(33.2)	12	$(72.2)	(74.4)	(3)
Foreign currency transaction gains	1.8	3.1	(42)	5.0	9.4	(47)
Reconciliation of segment policies to GAAP	1.9	(0.4)	fav	2.0	1.1	82
Corporate expenses	$(33.5)	(30.5)	10	$(65.2)	(63.9)	2

Corporate expenses for the three months ended June 30, 2025 increased $3.0 million versus the prior year period. This was primarily driven by higher charges related to insurance and security losses ($2.6 million), a reduction in currency transaction gains ($1.3 million), and higher net compensation costs ($1.2 million), partially offset by favorable adjustments related to reconciliation of segment policies to GAAP ($2.3 million).

Corporate expenses for the first six months of 2025 increased $1.3 million versus the prior year period. This was primarily driven by a reduction in currency transaction gains ($4.4 million), partially offset by lower net compensation costs ($2.5 million).

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for percentages)	2025	2024	change	2025	2024	change

Reorganization and restructuring	$(0.2)	(0.1)	100	$(0.7)	(1.5)	(53)
Acquisitions and dispositions	(25.8)	(14.8)	74	(44.3)	(30.7)	44
Argentina highly inflationary impact	1.9	(11.4)	fav	(4.4)	(13.0)	(66)
Transformation initiatives	(5.4)	(7.2)	(25)	(10.5)	(12.0)	(13)
DOJ/FinCEN investigations	(0.9)	(6.0)	(85)	(1.8)	(6.0)	(70)
Chile antitrust matter	(0.2)	(0.1)	100	(0.4)	(0.5)	(20)
Total Other items not allocated to segments	$(30.6)	(39.6)	(23)	$(62.1)	(63.7)	(3)

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

These items are described below:

2025 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $29.2 million in the first six months of 2025.
•Restructuring costs related to acquisitions were $9.7 million in the first six months of 2025.
•Net charges of $2.2 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $1.6 million in integration costs in the first six months of 2025.
•Transaction costs related to business acquisitions were $1.1 million in the first six months of 2025.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first six months of 2025, we recognized $4.4 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement losses of $14.1 million. In the first six months of 2024, we recognized $13.0 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement losses of $6.4 million. Highly inflationary adjustments also impact gains and losses on marketable securities due to the change in exchange rates. These non-cash charges are not part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we incurred $12.0 million of expense in the first six months of 2024 and an additional $10.5 million in the first six months of 2025. The transformation costs primarily include third party professional services and project management charges. These costs relate to a discrete program and are not reflective of our ongoing operating cost structure, and are not indicative of our core operating expenses or normal activities. Additionally, management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

DOJ/FinCEN investigations During the first six months of 2025, we accrued $1.8 million in connection with the DOJ and FinCEN investigations, which represents third-party legal costs associated with these matters. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts and the underlying investigations are such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

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

At June 30, 2025, Argentina's economy remained highly inflationary for accounting purposes. See Note 1 for more details about our Argentina operations including a description of how we account for currency remeasurement for our Argentine subsidiaries and the potential impacts of converting local currency into U.S. dollars.

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

Other Operating Income and Expense

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for percentages)	2025	2024	change	2025	2024	change
Foreign currency items:
Transaction gains (losses)	$15.2	7.2	fav	$26.1	1.7	fav
Derivative instrument gains (losses)	(22.6)	(12.1)	87	(35.2)	1.3	unfav
Gains on sale of property and other assets	0.3	0.5	(40)	0.3	1.3	(77)
Impairment losses	(0.4)	(1.4)	(71)	(2.0)	(1.9)	5
Indemnification asset adjustments	(1.8)	(1.2)	50	(2.7)	(1.2)	unfav
Share in earnings of equity affiliates	0.4	0.6	(33)	1.2	1.4	(14)
Royalty income	2.6	2.0	30	4.5	4.1	10
Other gains (losses)	0.9	(0.6)	fav	0.6	0.9	(33)
Other operating income (expense)	$(5.4)	(5.0)	8	$(7.2)	7.6	unfav

Nonoperating Income and Expense
Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for percentages)	2025	2024	change	2025	2024	change
Interest expense	$60.9	56.5	8	$118.4	112.3	5

Interest expense was higher for the three and six months ended June 30, 2025, compared to the same prior year periods due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were primarily used to fund growth in our DRS business and other general corporate initiatives.

Interest and other nonoperating income (expense)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for percentages)	2025	2024	change	2025	2024	change
Interest income	$6.8	11.8	(42)	$17.7	27.4	(35)
Gain (loss) on equity and debt securities	(2.3)	—	unfav	(2.5)	0.5	unfav
Foreign currency transaction gains (losses)	(1.5)	—	unfav	(2.2)	0.1	unfav
Retirement benefit cost other than service cost	(0.7)	(0.3)	unfav	(0.9)	(1.4)	(36)
Argentina turnover tax	(0.6)	(0.9)	(33)	(1.3)	(2.0)	(35)
Non-income taxes on intercompany billings(a)	(0.1)	(0.2)	(50)	(0.3)	(0.6)	(50)
Other	0.2	2.1	(90)	(0.8)	1.8	unfav
Interest and other nonoperating income (expense)	$1.8	12.5	(86)	$9.7	25.8	(62)

(a)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for effective tax rate)	2025	2024	2025	2024
Continuing operations
Provision for income taxes	$27.2	22.1	$42.8	48.3
Effective tax rate	36.4%	30.7%	29.7%	32.1%

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

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for percentages)	2025	2024	change	2025	2024	change
Net income attributable to noncontrolling interests	$3.7	3.6	3	$6.0	6.5	(8)

The net income attributable to noncontrolling interest in the three months ended June 30, 2025, is consistent with the net income attributable to noncontrolling interest in the three months ended June 30, 2024. The decrease in the net income attributable to noncontrolling interests in the first six months ended June 30, 2025, in comparison to the first six months ended June 30, 2024, is primarily attributable to lower 2025 operating results reported by certain subsidiaries that are not wholly-owned.

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
•Net Debt: Net Debt equals total debt less cash and cash equivalents available for general corporate purposes. We exclude from cash and cash equivalents amounts held by our cash management services operations, as such amounts are not considered available for general corporate purposes. See page 55 for more details.

Reconciliations of Non-GAAP to GAAP Measures

Non-GAAP measures are reconciled to comparable GAAP measures either in the tables below or in “Liquidity and Capital Resources” section. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented. Most of the reconciling adjustments are described in Other Items Not Allocated to Segments above on pages 41–42. Additional reconciling items include the following:

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

Non-GAAP reconciled to GAAP

	Six months ended June 30, 2025			Six months ended June 30, 2024
(In millions, except for percentages)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)

GAAP	$144.3	42.8	29.7%	$150.4	48.3	32.1%
Reorganization and restructuring(c)	0.7	0.1		1.5	0.3
Acquisitions and dispositions(c)	46.5	13.5		30.5	2.3
Argentina highly inflationary impact(c)	9.1	0.1		13.2	0.1
Transformation initiatives(c)	10.5	0.2		12.0	0.3
DOJ/FinCEN investigations(c)	1.8	—		6.0	—
Chile antitrust matter(c)	0.4	0.1		0.5	0.1
Retirement plans(b)	(3.1)	(0.7)		(3.4)	(0.7)
Income tax rate adjustment(d)	—	3.6		—	(1.8)
Non-GAAP	$210.2	59.7	28.4%	$210.7	48.9	23.2%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 47 for details.
(c)See “Other Items Not Allocated To Segments” on pages 41-42 for details.
(d)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 28.4% for 2025 and was 23.2% for 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2025	2024	2025	2024

Operating profit:
GAAP	$133.9	116.0	$253.0	236.9
Reorganization and restructuring(a)	0.2	0.1	0.7	1.5
Acquisitions and dispositions(a)	25.8	14.8	44.3	30.7
Argentina highly inflationary impact(a)	(1.9)	11.4	4.4	13.0
Transformation initiatives(a)	5.4	7.2	10.5	12.0
DOJ/FinCEN investigations(a)	0.9	6.0	1.8	6.0
Chile antitrust matter(a)	0.2	0.1	0.4	0.5
Non-GAAP	$164.5	155.6	$315.1	300.6

Income (loss) from continuing operations attributable to Brink's:
GAAP	$43.9	46.3	$95.5	95.6
Reorganization and restructuring(a)	0.2	0.2	0.6	1.2
Acquisitions and dispositions(a)	15.0	13.5	32.5	27.7
Argentina highly inflationary impact(a)	1.8	11.4	9.0	13.1
Transformation initiatives(a)	5.3	7.0	10.3	11.7
DOJ/FinCEN investigations(a)	0.9	6.0	1.8	6.0
Chile antitrust matter(a)	0.1	—	0.3	0.4
Retirement plans(b)	(1.2)	(1.5)	(2.4)	(2.7)
Income tax rate adjustment(c)	9.7	(2.1)	(2.2)	2.4
Non-GAAP	$75.7	80.8	$145.4	155.4

Adjusted EBITDA:
Net income (loss) attributable to Brink's	$43.7	46.2	$95.3	95.5
Interest expense	60.9	56.5	118.4	112.3
Income tax provision	27.2	22.1	42.8	48.3
Depreciation and amortization	59.8	73.1	130.5	145.5
EBITDA	$191.6	197.9	$387.0	401.6
Discontinued operations	0.2	0.1	0.2	0.1
Reorganization and restructuring(a)	0.2	0.1	0.7	1.5
Acquisitions and dispositions(a)	12.3	(0.1)	16.8	0.9
Argentina highly inflationary impact(a)	14.4	9.0	19.6	8.3
Transformation initiatives(a)	5.4	7.2	10.5	12.0
DOJ/FinCEN investigations(a)	0.9	6.0	1.8	6.0
Chile antitrust matter(a)	0.2	0.1	0.4	0.5
Retirement plans(b)	(1.4)	(1.9)	(3.1)	(3.4)
Income tax rate adjustment(c)	1.4	0.3	1.4	0.6
Share-based compensation(d)	8.1	7.3	13.8	16.6
Marketable securities (gain) loss(e)	(1.3)	(0.1)	(2.1)	(0.6)
Adjusted EBITDA	$232.0	225.9	$447.0	444.1

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2025	2024	2025	2024
Diluted EPS:
GAAP	$1.03	1.03	$2.22	2.12
Reorganization and restructuring(a)	—	0.01	0.01	0.02
Acquisitions and dispositions(a)	0.36	0.30	0.75	0.62
Argentina highly inflationary impact(a)	0.05	0.25	0.21	0.29
Transformation initiatives(a)	0.13	0.16	0.24	0.26
DOJ/FinCEN investigations(a)	0.02	0.13	0.04	0.13
Chile antitrust matter(a)	—	—	0.01	0.01
Retirement plans(b)	(0.03)	(0.04)	(0.05)	(0.06)
Income tax rate adjustment(c)	0.23	(0.05)	(0.05)	0.05
Non-GAAP	$1.79	1.79	$3.38	3.44

Amounts may not add due to rounding.
(a)See “Other Items Not Allocated To Segments” on pages 41-42 for details.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 47 for details.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 28.4% for 2025 and was 23.2% for 2024.
(d)There is no difference between GAAP and non-GAAP share-based compensation amounts for the periods presented.
(e)Due to the impact of Argentina highly inflationary accounting, there was a $0.2 million non-GAAP adjustment for a loss in the three and six months ended June 30, 2024. There was a $3.7 million and a $4.7 million non-GAAP adjustment for a loss in the three and six months ended June 30, 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased $146.0 million in the first six months of 2025 as compared to the first six months of 2024. Cash used for investing activities increased by $41.2 million in the first six months of 2025 compared to the first six months of 2024. We financed our liquidity needs in the first six months of 2025 with existing cash from operations.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2025	2024	change

Cash flows provided from (used in) operating activities - GAAP	$143.8	(2.2)	146.0
Decrease (increase) in restricted cash held for customers (see Note 12)(a)	(31.3)	67.2	(98.5)
Increase in customer obligations(a)	(24.0)	(4.6)	(19.4)
Capital expenditures	(110.7)	(108.9)	(1.8)
Cash proceeds from sale of property and equipment	9.8	4.5	5.3
Proceeds from lessor debt financing (see Note 12)	12.0	7.2	4.8
Free cash flow before dividends(a)	$(0.4)	(36.8)	36.4

(a)Free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. See page 46 for further information on this non-GAAP measure, and see page 47 for descriptions of the adjustments.

Cash flows from operating activities - GAAP
Cash flows from operating activities increased $146.0 million in the first six months of 2025 compared to the same period in 2024. The increase was primarily attributed to restricted cash held for customers (restricted cash held for customers increased by $31.3 million in 2025 compared to a decrease of $67.2 million in 2024) and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $24.0 million in 2025 compared to an increase of $4.6 million in 2024) as well as changes in working capital excluding taxes and interest (working capital decreased by $133.8 million in 2025 compared to a decrease of $161.3 million in 2024)

Free cash flow before dividends - non-GAAP
Free cash flow before dividends increased $36.4 million in the first six months of 2025 as compared to the same period in 2024. The increase was mostly attributed to changes in working capital excluding taxes and interest, and higher amounts of cash proceeds from sale of property and equipment (we had $9.8 million in cash proceeds in 2025 compared to $4.5 million in 2024) and cash proceeds from lessor debt financing (we had $12.0 million in cash proceeds in 2025 compared to $7.2 million in 2024).

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2025	2024	change
Cash flows from investing activities
Capital expenditures	$(110.7)	(108.9)	(1.8)
Acquisitions, net of cash acquired	(5.3)	(14.4)	9.1
Marketable securities:
Purchases	(92.9)	(1.4)	(91.5)
Sales	64.8	1.2	63.6
Proceeds from sale of property and equipment	9.8	4.5	5.3
Net change in economic hedges	(17.2)	—	(17.2)
Net change in loans held for investment	3.3	3.5	(0.2)
Other	(9.4)	(0.9)	(8.5)
Investing activities	$(157.6)	(116.4)	(41.2)

Cash used by investing activities increased by $41.2 million in the first six months of 2025 versus the first six months of 2024. The increase was primarily due to the increases in net cash paid for purchases of marketable securities in 2025 and cash payments related to the net change in economic hedge contracts, as discussed in Note 7, partially offset by less cash paid for acquisitions in 2025.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year
(In millions)	2025	2024	change	2024
Property and equipment acquired during the period
Capital expenditures:
North America	$38.8	28.7	10.1	62.6
Latin America	13.1	17.1	(4.0)	33.0
Europe	29.9	39.6	(9.7)	76.9
Rest of World	27.0	20.0	7.0	45.6
Corporate	1.9	3.5	(1.6)	4.4
Capital expenditures	$110.7	108.9	1.8	222.5

Financing leases:
North America	$14.0	14.4	(0.4)	38.4
Latin America	6.9	5.7	1.2	21.4
Europe	10.9	5.0	5.9	13.4
Rest of World	0.7	0.5	0.2	1.9
Financing leases	$32.5	25.6	6.9	75.1

Total:
North America	$52.8	43.1	9.7	101.0
Latin America	20.0	22.8	(2.8)	54.4
Europe	40.8	44.6	(3.8)	90.3
Rest of World	27.7	20.5	7.2	47.5
Corporate	1.9	3.5	(1.6)	4.4
Total property and equipment acquired	$143.2	134.5	8.7	297.6

Depreciation and amortization(a)
North America	$40.3	40.4	(0.1)	82.4
Latin America	25.6	28.1	(2.5)	53.9
Europe	30.7	28.4	2.3	57.0
Rest of World	13.8	12.7	1.1	26.2
Total reportable segments	$110.4	109.6	0.8	219.5
Corporate	1.4	1.9	(0.5)	3.5
Argentina highly inflationary impact(b)	(10.5)	4.9	(15.4)	12.0
Reorganization and restructuring	—	—	—	—
Depreciation and amortization of property and equipment	$101.3	116.4	(15.1)	235.0

Amortization of intangible assets(a)	29.2	29.1	0.1	58.3
Total depreciation and amortization	$130.5	145.5	(15.0)	293.3
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.
(b)See "Depreciation Adjustment" in Note 1 for more details.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the 12 months ending June 30, 2025 compared to 1.3 for the 12 months ending June 30, 2024.

Capital expenditures in the first six months of 2025 were primarily for cash devices, information technology, and armored vehicles.

Financing Activities

	Six Months Ended June 30,		$
(In millions)	2025	2024	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$19.8	(7.0)	26.8
Long-term revolving credit facilities, net	186.0	(534.9)	720.9
Other long-term debt, net	(65.1)	754.4	(819.5)
Borrowings (repayments)	140.7	212.5	(71.8)

Acquisition of noncontrolling interest	(6.6)	(0.2)	(6.4)
Debt financing costs	(1.0)	(9.6)	8.6
Repurchase shares of Brink's common stock	(130.0)	(65.7)	(64.3)
Dividends to:
Shareholders of Brink’s	(21.1)	(20.6)	(0.5)
Noncontrolling interests in subsidiaries	(0.7)	(0.1)	(0.6)
Tax withholdings associated with share-based compensation	(17.8)	(17.2)	(0.6)
Other	(1.6)	—	(1.6)
Financing activities	$(38.1)	99.1	(137.2)

Debt borrowings and repayments
Cash used in financing activities increased by $137.2 million year over year as we had net cash used in financing activities of $38.1 million in the first six months of 2025 compared to net cash provided from financing activities of $99.1 million in the first six months of 2024. The change was driven primarily by a decrease in net borrowings (as discussed in Note 8) compared to the prior year six month period, and an increase in cash used to repurchase shares of common stock (we used $130.0 million to repurchase shares in 2025 as compared to $65.7 million in 2024).

Dividends
We paid dividends to Brink’s shareholders of $0.4975 per share or $21.1 million in the first six months of 2025 compared to $0.4625 per share or $20.6 million in the first six months of 2024. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Capitalization

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2025	2024
Debt:
Short-term borrowings	$181.7	149.3
Long-term debt	3,941.4	3,746.9
Total Debt	$4,123.1	3,896.2

Less:
Cash and cash equivalents	$1,376.8	1,395.3
Amounts held by Cash Management Services operations(a)	(111.2)	(81.3)
Cash and cash equivalents available for general corporate purposes	$1,265.6	1,314.0

Net Debt(a)	$2,857.5	2,582.2
(a)Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. See page 46 for further information on this non-GAAP measure, and see page 47 for a description of the adjustment. Included within Net Debt is net cash from our Argentina operations of $16.9 million at June 30, 2025 and $104 million at December 31, 2024 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt as of June 30, 2025 increased versus the prior year end to provide funding for general corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 8 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of June 30, 2025, $373 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities and our ability to access capital from financial markets, we believe that we will be able to meet our liquidity needs for the next 12 months and thereafter the foreseeable future.

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

During the six months ended June 30, 2025, we repurchased a total of 1,485,362 shares of our common stock for an aggregate amount of $130.0 million and an average price of $87.49 per share. These shares were retired upon repurchase. At June 30, 2025, $166 million remained available under the 2023 Repurchase Program.

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
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2024	First Half 2025	3Q-4Q 2025	2026	2027	2028	2029

Primary U.S. pension plan
Beginning funded status	$(10.9)	8.2	15.0	14.1	20.0	27.0	39.6
Net periodic pension credit(a)	16.0	6.8	6.7	11.3	9.0	9.4	9.6
Payment from Brink’s	—	—	—	—	1.3	5.5	1.5
Benefit plan experience loss	3.1	—	(7.6)	(5.4)	(3.3)	(2.3)	(1.6)
Ending funded status	$8.2	15.0	14.1	20.0	27.0	39.6	49.1

UMWA plans
Beginning funded status	$(77.9)	(42.7)	(41.7)	(42.7)	(42.3)	(42.0)	(41.9)
Net periodic postretirement cost(a)	0.6	0.1	(0.1)	0.4	0.3	0.1	(0.1)
Benefit plan experience gain	42.9	—	—	—	—	—	—
Other	(8.3)	0.9	(0.9)	—	—	—	—
Ending funded status	$(42.7)	(41.7)	(42.7)	(42.3)	(42.0)	(41.9)	(42.0)

Black lung plans
Beginning funded status	$(74.4)	(69.8)	(67.2)	(64.3)	(59.3)	(54.8)	(50.6)
Net periodic postretirement cost(a)	(3.6)	(1.8)	(1.7)	(3.3)	(3.1)	(2.8)	(2.6)
Payment from Brink’s	8.0	4.4	4.6	8.3	7.6	7.0	6.4
Benefit plan experience loss	0.2	—	—	—	—	—	—
Ending funded status	$(69.8)	(67.2)	(64.3)	(59.3)	(54.8)	(50.6)	(46.8)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2024 or the first six months of 2025. There are approximately 10,300 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2029

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2024	First Half 2025	3Q-4Q 2025	FY2025	2026	2027	2028	2029
Primary U.S. pension plan	$(10.9)	(4.1)	(4.2)	(8.3)	(0.6)	6.6	4.9	3.9
UMWA plans	(8.3)	(4.3)	(3.8)	(8.1)	(4.8)	(4.6)	(4.5)	(4.3)
Black lung plans	8.2	3.7	3.4	7.1	7.1	6.6	6.1	5.6
Total	$(11.0)	(4.7)	(4.6)	(9.3)	1.7	8.6	6.5	5.2

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2029

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2024	First Half 2025	3Q-4Q 2025	FY2025	2026	2027	2028	2029
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	1.3	5.5	1.5
Black lung plans	8.0	4.4	4.6	9.0	8.3	7.6	7.0	6.4
Total	$8.0	4.4	4.6	9.0	8.3	8.9	12.5	7.9

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.4	22.4	25.4	47.8	47.7	47.3	46.9	46.3
UMWA plans	20.7	9.5	6.7	16.2	16.0	15.8	15.7	15.4
Black lung plans	8.0	4.4	4.6	9.0	8.3	7.6	7.0	6.4
Total	$73.1	36.3	36.7	73.0	72.0	70.7	69.6	68.1

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at June 30, 2025.
Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 51 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2025.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning future performance of the Company and its global subsidiaries, including the anticipated results from the Company's strategic initiatives, including transformation initiatives and other technology and operational investments; difficulty in repatriating cash; fluctuating strength of the U.S. dollar; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; changes in allowance calculation methods; future working capital performance; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;
•our ability to improve service levels and quality in our core businesses;
•market volatility and commodity price fluctuations;
•general economic issues, including supply chain disruptions, fuel price increases, new or increased international tariffs and/or trade barriers, inflation; recessionary conditions and changes in interest rates;
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
•the impact of the OBBBA;
•the outcome of pending and future claims, litigation, and administrative proceedings;
•our ability to comply with regulatory compliance obligations;
•public perception of our business, reputation and brand;
•our ability to identify, recruit and retain key employees;
•changes in estimates and assumptions underlying our critical accounting policies; and
•the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2024 and in our other public filings with the Securities and Exchange Commission. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements in this document are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our business or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this document. The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update, revise or clarify any information contained in this document or forward-looking statements that may be made from time to time on our behalf, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2025:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through
April 30, 2025	607,650	$87.11	607,650	$198,735,140

May 1 through
May 31, 2025	266,136	$90.00	873,786	$174,783,837

June 1 through
June 30, 2025	96,781	$85.70	970,567	$166,490,142

(1)On November 2, 2023, the Board of Directors approved a $500 million share repurchase program that expires on December 31, 2025. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Item 5.  Other Information

During the three months ended June 30, 2025, no directors nor officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit
Number

10.1	Letter Agreement, signed July 17, 2025, between The Brink's Company and Mark Eubanks.

10.2	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended and restated July 16, 2025.

10.3	Change in Control Plan, effective March 1, 2022, as amended and restated July 16, 2025.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2025, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at June 30, 2025, and December 31, 2024, (ii)  the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

August 6, 2025	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)