Form 10-K
period 2025-12-31
BRINKS CO
filed 2026-02-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐                      No ☒
As of February 20, 2026, there were issued and outstanding 41,152,517 shares of common stock. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2025, was $3,704,193,507 based on the closing sale price as reported on the New York Stock Exchange.
Documents incorporated by reference:  Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive 2026 Proxy Statement expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2025.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is a leading global provider of cash and valuables management, digital retail solutions, and ATM managed services. Our customers include financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world. Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 51 countries and agency relationships with companies in additional countries. We employ approximately 65,400 people and our operations include approximately 1,200 facilities and 15,900 vehicles.

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

Brink’s was founded in 1859 and The Brink’s Company was first incorporated in 1930 under the laws of the State of Delaware (at that time, the Company was named The Pittston Company). It succeeded to the business of a Virginia corporation in 1986 and was renamed The Brink’s Company in 2003. Our headquarters are located in Richmond, Virginia. The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,”, “us,” “Brink’s,” or “the Company” throughout this Annual Report on Form 10-K for the period ended December 31, 2025 ("this Form 10-K").

Strategy

Our strategy is centered on delivering a superior customer experience and driving continuous improvement. Our four strategic pillars are: (1) Partner for Customer Success, (2) Innovate to Grow, (3) Run the Business Better and (4) Win as Team Brink’s. Our organizational purpose, “Together, we build partnerships to secure commerce” aligns our global workforce around a common, values-driven framework with a focus on:

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

Cash and Valuables Management ("CVS") (72% of total revenues in 2025)

CVS services are provided to customers throughout the world. Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers. Cash management includes the secure transportation, handling and storage of currency for retail and financial institution customers. Valuables management includes the transportation and storage of banknotes, precious metals and other valuables across the world. These services may be impacted by global economic conditions, interest rates as well as regional demand for precious metals and luxury goods. CVS services generated approximately $3.8 billion of revenues in 2025 ($3.8 billion in 2024 and $3.9 billion in 2023).

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

Digital Retail Solutions ("DRS"), and ATM Managed Services ("AMS") (28% of total revenues in 2025)

DRS and AMS are technology-enabled services provided to customers throughout the world. Revenues are typically contractually recurring with multi-year terms. DRS and AMS services generated approximately $1.5 billion of revenues in 2025 ($1.2 billion in 2024 and $1.0 billion in 2023).

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

Industry and Competition
Brink’s competes with large multinational, regional and smaller companies throughout the world. Our largest multinational competitors are Loomis AB (Sweden); Prosegur, Compania de Seguridad, S.A. (Spain); and GardaWorld Security Corporation (Canada).

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

Seasonality
Our revenues and earnings are typically higher in the second half of the year, particularly in the fourth quarter, due to generally increased customer activity associated with seasonal demand.

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

Human Capital Management

Purpose and Values

At Brink’s, our purpose is: Together, we build partnerships to secure commerce. The values underpinning our company culture are: We Drive Customer Success, We Strive for Excellence, We Protect, We Work Together, and We Do What’s Right. Our purpose and values are action-oriented and relevant to our current business, emphasize our collective effort, and ensure that we work safely to protect ourselves and others, consider the customer first in all we do, display the highest standards of ethics, engage and empower employees, and continually find new ways to improve the way we work.

With our purpose and values in mind, our Company-wide roadmap for our future (#Team Brink's - Better Together) embraces an enterprise-first mindset and reflects our continuing aspirations to be a global team working together to inspire trust, create value, and achieve excellence. Our purpose and values unite our team members around behaviors that guide our work across the organization and with our partners.

Workforce Demographics

We have a culturally and geographically varied workforce that serves customers in more than 100 countries. Based upon business demand, we have a need for a flexible workforce. In certain geographic regions, statutory employee protections may limit our ability to increase or decrease our workforce without significant expense.

At December 31, 2025, our company had approximately 63,600 full-time and 1,800 part-time employees. Approximately 89% or 58,000 of our employees are outside the United States. Of our approximately 7,400 employees in the United States, approximately 100 were classified as part-time employees. Certain employees in the United States provide corporate services for the various regions in which we operate.

During 2025, we continued our efforts towards developing a talent pool to meet the ever-changing needs of our business. Specifically, we maintained focus on enhancing talent planning for critical roles, identifying high potential employees and enhancing our brand attractiveness by further establishing Brink’s as a company that is relevant, digital and growing. We also continually evaluate, and seek to maintain, the competitiveness of our compensation and benefits programs to assist with talent attraction and retention.

Our commitment to engaging with our employees is a key component of our culture. In 2025, we launched a global engagement survey (the Employee Voice Program) to better understand employees’ perspectives and the factors that influence their experience at work. The survey addressed key aspects of the employee experience, including workplace culture, leadership and communication, career development opportunities, and overall engagement. The insights gained from the survey are being used to help strengthen our culture, enhance employee experience, and position the organization for long-term success.

Globally, we continue to communicate our vision of a winning culture to our leadership teams and reinforce our values through leadership capability-building programs (including our PowerYourTalent training) and streamlined performance reviews. We offer a range of developmental programs designed to strengthen leadership capabilities and effectiveness across the Company. These efforts are aimed at increasing organizational talent and capabilities and identifying and developing potential successors for key leadership positions.

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

We believe in supporting our employees’ health and well-being. We offer our employees a wide array of market-competitive benefits tailored to the jurisdictions in which we operate, including life and health coverage and mental health resources. In addition, we offer fertility benefits for our U.S. employees.

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

Our Talent Philosophy reflects a clear and consistent approach to how we define great performance, support development, and grow as an organization. It is built on two core principles: what we achieve and how we achieve it. We recognize not only results, but also the behaviors and values, such as collaboration, accountability, and integrity, that strengthen our culture and drive sustainable success. This philosophy provides a shared framework for aligning expectations, fostering growth, and creating a high-performing, values-driven organization.

Labor Relations

As of December 31, 2025, approximately 27,700 of our employees in various countries in which we operate, or approximately 42% of our total workforce, were represented by trade union organizations and/or covered by collective bargaining agreements, which have various expiration dates from 2026 to 2029. We believe our employee relations are satisfactory.

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

ITEM 1A.  RISK FACTORS

Business Risks

Our strategy may not be successful.

Our strategy is to grow Brink's by providing solutions that secure commerce through the delivery of customer-focused innovation while operating with excellence and efficiency. We may not be successful in growing revenue in our services lines or in improving the cost to serve our customers through process improvements. We also may not be successful in strengthening and leveraging our IT capabilities to deliver tech-enabled services. If we are unable to achieve our strategic objectives and anticipated operating profit improvements, our results of operations and cash flows may be adversely affected.

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

While cash remains one of the most popular forms of consumer payment in the U.S. and globally, the growth of payment options other than cash could reduce the need for services related to cash, thereby affecting our financial results. We continue to develop new services that offer current and prospective customers the opportunity to streamline their cash processing to keep cash acceptance more competitive with other forms of payment. There is a risk that these initiatives may not offset the risks associated with a decline in the overall share of cash payments and that our business, financial condition, results of operations and cash flows could be negatively impacted.

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

We currently serve customers in more than 100 countries, including 51 countries where we operate subsidiaries. Sixty-nine percent (69%) of our revenues in 2025 came from operations outside the U.S. We expect revenues outside the U.S. to continue to represent a significant portion of total revenues. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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
•the imposition of new, increased, or otherwise changed international tariffs, including as a result of changes in trade policy or the legal authority under which tariffs are imposed, and the impact on our operations and costs;
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

Brink’s Capital LLC, a subsidiary of the Company, is federally registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network ("FinCEN"). It is also currently registered and/or licensed—and may in the future be registered and/or licensed—as a “money transmitter” or similar designation with various state or local jurisdictions in the U.S. related to delivering future products and services. These registrations subject us to, among other things, having an effective anti-money laundering ("AML") compliance program, record-keeping requirements and reporting requirements, and examination by state and federal regulatory agencies. In Canada, as of July 1, 2024, Brink’s armored transportation operations are subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act as a federally registered “Money Services Business” with the Financial Transactions and Reports Analysis Centre of Canada ("FINTRAC"). This registration subjects us to, among other things, having an effective AML compliance program, record-keeping requirements and reporting requirements, and periodic examination by FINTRAC. These and our other regulatory obligations may significantly increase our costs or impact our operations. Our failure to comply with or any determination that we have violated any applicable laws or regulations could result in, among other things, substantial fines or revocation of our Money Services Business status, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded. The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations. The funded status of the primary U.S. pension plan was approximately 104% as of December 31, 2025. Based on our actuarial assumptions at the end of 2025, we do not expect to make contributions until 2046. A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $275 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2025. These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans. These losses have not been recognized in earnings. These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains. Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. At December 31, 2025, we had $179.8 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations. These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient. Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

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

We rely on our information technology ("IT") infrastructure, including the Brink's Global Information Security ("GIS") Program, which is designed to reduce risk by ensuring that computer systems are secure through protecting networks, systems, hardware, and data to mitigate cybersecurity risk and efficiently run our business. If there were to be significant problems with our IT infrastructure, such as IT data center or system failures or unplanned system disruptions, failure to develop new technology platforms to support new initiatives and product and service offerings, or a failure of our GIS Program, it could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs. Securing remote work by our personnel and remote access to our systems continues to be a priority as remote access to our systems represents a heightened level of cybersecurity risk to our business. We believe our cybersecurity risk profile will continue to expand as we broaden services, pursue mergers and acquisitions, and employ emerging technologies, mobile applications, third-party service providers and cloud-based services. Hacking, phishing attacks, ransomware, insider threats, physical breaches or other actions may cause confidential information belonging to Brink’s, its employees or customers to be misused. Moreover, the techniques used to obtain unauthorized access to networks or to sabotage systems change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these emerging techniques, react in a timely manner, or implement adequate preventative measures. We have experienced cybersecurity incidents and unplanned system disruptions in the past, but none of these incidents or disruptions, individually or in the aggregate, have had a material adverse effect on our business, financial condition or results of operations. A significant cybersecurity incident that impacts our systems, applications, cloud resources or data centers that house sensitive and confidential data, including, but not limited to, personally identifiable information and business sensitive information, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, such an incident may result in significant challenges and costs related to coordination with third-party service providers in order to resolve related issues.

If our third-party providers do not respond in a timely manner to our needs, disaster recovery, business continuity and crisis management activities could be negatively impacted. We have programs in place that are intended to identify, protect against, detect, respond to, and recover from cybersecurity incidents and breaches and that provides employee awareness training regarding cyber risks; however, due to evolving and advanced sophisticated attackers, cyber attacks remain increasingly difficult to detect and we may need to allocate additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. Cyber attacks and security breaches may also persist undetected over extended periods of time and may not be mitigated in a timely manner to minimize the impact of a cyber attacks or security breach. A significant cybersecurity incident, involving Brink's or its third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the Company maintains cybersecurity insurance, the Company's insurance may not be adequate to cover all losses that may be incurred in the event of a significant disruption or failure of its information technology systems.

As a global company we must adhere to ever changing legal and regulatory environments in numerous regions regarding data privacy, data protection, and data security. Privacy and data protection laws vary between countries and are subject to interpretation, which may create inconsistent or conflicting requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law. Since its inception, more geographies in which we operate have enacted laws similar to the GDPR, including several countries in Asia and Latin America, as well as several states in the U.S. For example, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, imposes stringent data privacy and data protection requirements regarding the personal information of California residents, and provides for penalties for noncompliance, as well as a private right of action from individuals for certain security breaches. Additionally, the California Privacy Rights Act, which became effective on January 1, 2023, significantly modified the CCPA and has resulted in further uncertainty. The GDPR and these other privacy and data protection laws impose requirements related to the handling of personal data, mandate public disclosure of certain data breaches, and provide for substantial penalties for non-compliance. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs that are likely to increase over time. A breach of the GDPR or other such data protection regulations could result in regulatory investigations, reputational damages, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws, including representative actions and other class action-type litigation, which could result in significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm, all of which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Securities

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On December 10, 2025, the Board authorized a new share repurchase program replacing the prior 2023 authorization. Under this program, which expires on December 31, 2027, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $750 million, excluding fees, commissions and other ancillary expenses.

On November 2, 2023, the Board authorized a share repurchase program that expired on December 31, 2025. Under this program, we were authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $500 million, excluding fees, commissions and other ancillary expenses.

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

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls. While the Company has not identified a material weakness in its internal control over financial reporting in this report, there can be no assurances that a material weakness will not occur in the future. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

The Company could be negatively affected as a result of the actions of activist or hostile shareholders.

Shareholder activism, which could take many forms and arise in a variety of situations, has been increasing among publicly traded companies. Shareholder activism, including potential proxy contests or other forms of engagement or pressure, requires significant time and attention by management and the Board, potentially hindering the Company’s ability to execute its strategic plan and negatively affecting the trading value of our common stock. Additionally, shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. If the Company is targeted by an activist shareholder, it could incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results.

Negative public perception of our reputation or brand could lead to a loss of revenues or profitability.

We are a leading global provider of cash and valuables management, digital retail solutions and ATM managed services, and our long-term success depends heavily on our ability to maintain and strengthen our reputation for trust, reliability and integrity. Our brand reputation, particularly the trust placed in us by our customers, could be negatively impacted if our customers perceive--or experience--any failure in our ability to operate our business ethically, securely and responsibly. In addition, we have licensing arrangements that permit certain entities to use Brink’s name and/or other intellectual property in connection with their businesses. If any of these entities were perceived as failing (or failed) to conduct business ethically, securely or responsibly, it could have a negative effect on our name and/or brand. Any damage to our reputation or brand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Forward-Looking Statements
This document contains both historical and forward-looking information which is based on management’s current expectations, assumptions and beliefs and involves risks and uncertainties that could cause actual results to differ materially.which is based on management’s current expectations, assumptions and beliefs and involves risks and uncertainties that could cause actual results to differ materially.. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements concerning future performance of the Company and its global subsidiaries, including the anticipated results from the Company's strategic initiatives, including transformation initiatives and other technology and operational investments, which may take longer than expected to implement or may not deliver anticipated benefits; difficulty in repatriating cash; fluctuating strength of the U.S. dollar; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; changes in allowance calculation methods; future working capital performance; our ability to generate operating and free cash flow and the timing and predictability of such cash flows; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs in light of operating requirements, strategic transactions, and macroeconomic conditions; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:
•our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;
•our ability to improve service levels and quality in our core businesses;
•market volatility and commodity price fluctuations;
•general economic issues, including supply chain disruptions, fuel price increases, new or increased international tariffs and/or trade barriers, inflation, recessionary conditions and changes in interests rates;
•seasonality, pricing and other competitive industry factors;
•investment in information technology ("IT") and its impact on revenue and profit growth;
•risks associated with the usage of artificial intelligence ("AI") technologies, including operational, regulatory, cybersecurity, data integrity and reputational risks;
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
•risks associated with operating in foreign countries, including changing political, labor and economic conditions (including political conflict or unrest), regulatory issues (including the imposition of international sanctions, including by the U.S. government), military conflicts (including but not limited to the conflict in Israel and surrounding areas and other regional or global conflicts, and the possible expansion of such conflicts and related geopolitical consequences, currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on the Company's financial results as a result of jurisdictions' higher-than-expected inflation and those determined to be highly inflationary, and restrictive government actions, including nationalization;
•labor issues, including labor shortages, negotiations with organized labor and work stoppages;
•pandemics, acts of terrorism, strikes or other extraordinary events that negatively affect global or regional cash commerce;
•the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;
•our ability to identify, evaluate and complete acquisitions and other strategic transactions and to successfully integrate acquired companies, including the costs, timing, financing arrangements, and realization of expected benefits of such transactions;
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
•the impact of significant U.S. tax or fiscal legislation, including the One Big Beautiful Bill Act ("OBBBA");
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

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of this Form 10-K and in our other public filings with the SEC. The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements in this document are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our business or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this document. The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update, revise or clarify forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Cybersecurity Risk Management and Mitigation
The Global CISO manages our risk monitoring and mitigation processes and is responsible for cybersecurity risk management. The Company has adopted physical, technological and administrative cybersecurity controls and has defined procedures for incident detection, containment, response and remediation. The Global CISO works with business units and IT to ensure the appropriate policies are in place and to improve efficiency. Our global IT governance, risk and compliance team, which is a part of the GIS Program, manages IT general controls and cybersecurity best practices. We have an internal cybersecurity incident response plan designed to minimize the impact of cyber incidents and ensure consistent responses to any such incident. This plan undergoes regular review and update by outside counsel.

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

We also have a vulnerability management program in place that is designed to protect our external and internal networks and critical assets. In addition, we have designed policies and procedures so that our Disclosure Committee, which is composed of members of management and is co-chaired by the Company’s CFO and Chief Legal Officer, is appropriately informed of significant cybersecurity matters to ensure compliance with applicable cybersecurity disclosure requirements for our public filings. The Disclosure Committee meets on a quarterly basis and more often as needed.

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

Although we have taken significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. As of December 31, 2025, management has determined that none of the cyberattacks we have experienced, individually or in the aggregate, have had a material adverse effect on our business, financial condition, or results of operations, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information about these risks, see the risk factor titled “Risks associated with information technology can expose Brink’s to business disruptions, cybersecurity breaches and regulatory violations” under Item 1A of this Annual Report on Form 10-K and incorporated by reference herein.

Cybersecurity Governance

Audit and Ethic Committee's Oversight of Risks from Cybersecurity Threats
The Board oversees our ERM program, and has delegated responsibility for cybersecurity and IT risk oversight to the Audit and Ethics Committee. The Committee receives regular briefings from the Global CIO, with support from the Global CISO, regarding our cybersecurity risk management framework and the actions taken, underway or planned to mitigate cybersecurity risks. These updates include assessments of our information security program, initiatives to enhance system resilience, and developments in the evolving cybersecurity threat landscape.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2025.

	Facilities			Vehicles
Segments	Leased	Owned	Total	Leased	Owned	Total

North America	216	36	252	3,135	703	3,838
Latin America	323	81	404	1,056	3,940	4,996
Europe(a)	164	38	202	3,005	1,588	4,593
Rest of World(a)	366	7	373	1,106	1,356	2,462
Corporate Items	7	—	7	—	—	—
Total	1,076	162	1,238	8,302	7,587	15,889

(a)Effective December 31, 2025, operations in certain geographies were moved from the Rest of World segment to the Europe segment. See Note 3 for more information. As of December 31, 2024, the Rest of World segment had included 15 leased facilities, 112 leased vehicles, and 112 owned vehicles related to those operations.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 22 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following is a list as of February 26, 2026, of the names and ages of the executive officers of the Company indicating the principal positions and offices held by each. There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Mark Eubanks	53	President and Chief Executive Officer	2022
Kurt B. McMaken	56	Executive Vice President and Chief Financial Officer	2022
Guillermo Peschard Mijares	53	Executive Vice President and President, Latin America	2024
Elizabeth A. Galloway	48	Executive Vice President and Chief Human Resources Officer	2023
Kristen Cook	45	Executive Vice President, Chief Legal Officer and Corporate Secretary	2025
Nader Antar	50	Executive Vice President and President, Brink's Rest of World and Brink's Global Services (BGS)	2025
Michael Gabay	50	Executive Vice President and President, Brink's Europe	2025
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

Ms. Cook was appointed as the Company's Executive Vice President, Chief Legal Officer and Corporate Secretary in August 2025. Prior to joining Brink's, Ms. Cook held multiple senior leadership roles during her 15-year tenure at 7-Eleven, Inc., a global convenience retailer, including Chief of Staff to the Chief Executive Officer from 2023 to 2025 and Deputy General Counsel.

Mr. Antar was appointed Executive Vice President and President, Brink's Rest of World and Brink's Global Services (BGS) in April 2025. He initially joined Brink's in October 2024 as Executive Vice President and President of BGS. Prior to joining Brink's, he served as President of Saur International, an environmental services company specializing in water management treatment, from June 2022 to September 2024. Prior to that, he served as President - North, Central, Eastern Europe & Middle East and CTO & Head of Strategy - EMEA at Otis Worldwide Corporation, the leading elevator and escalator manufacturing, installation and service company, from June 2014 to May 2022.

Mr. Gabay was appointed as Executive Vice President and President, Brink's Europe in April, 2025. From 2021 to March 2025, he served a General Manager of Brink's France. Prior to that time, he held various management positions within the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.” As of February 20, 2026, there were 914 shareholders of record of common stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Share Repurchase Program
In December 2025, our Board authorized a $750 million share repurchase program that expires on December 31, 2027 (the “2025 Repurchase Program”).

Under the 2025 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the 2025 Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise.

On November 2, 2023, our Board authorized a $500 million share repurchase program (the “2023 Repurchase Program”). Under the 2023 Repurchase program, in 2025, we repurchased a total of 2,210,616 shares of our common stock for an aggregate of $209.4 million and an average price of $94.74 per share. In 2024, we repurchased a total of 2,108,544 shares of our common stock for an aggregate of $203.6 million and an average price of $96.54 per share. These shares were retired upon repurchase.

In October 2021, we announced that our Board authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023.

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 through
October 31, 2025	45,807	$112.80	45,807	$137,725,565

November 1 through
November 30, 2025	193,852	$111.71	239,659	116,071,030

December 1 through
December 31, 2025	246,648	$117.83	486,307	87,009,159

(1)In the fourth quarter of 2023, the Company's Board of Directors approved a $500 million share repurchase program that expired on December 31, 2025.

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

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2020, through December 31, 2025. The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2020	2021	2022	2023	2024	2025

The Brink's Company	$100.00	91.99	76.35	126.60	134.83	171.45
S&P MidCap 400 Index	100.00	124.76	108.47	126.29	143.89	154.68
Peer Group	100.00	136.16	134.35	168.52	205.40	210.59
(a)For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2020. The cumulative return for each index is measured on an annual basis for the periods from December 31, 2020, through December 31, 2025, with the value of each index set to $100 on December 31, 2020. Total return assumes reinvestment of dividends. We chose the S&P Midcap 400 Index and our custom peer group as we are included in the S&P Midcap 400 Index, and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 6. RESERVED
Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2025 AND 2024
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2025

The discussion of operating results and financial condition comparing 2024 versus 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K"), starting on page 21.

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

RESULTS OF OPERATIONS
Analysis of Results

Consolidated Results

	Years Ended December 31,			% change
(In millions, except for percentages and per share amounts)	2025	2024	2023	2025	2024

GAAP
Revenues	$5,261.2	5,011.9	4,874.6	5	3
Cost of revenues	3,903.2	3,743.1	3,707.1	4	1
Selling, general and administrative expenses	778.0	834.5	688.1	(7)	21
Operating profit	585.5	453.0	425.2	29	7
Operating profit margin	11.1%	9.0%	8.7%	23	fav
Income from continuing operations(a)(c)	200.1	161.8	86.0	24	88
Diluted EPS from continuing operations(a)	$4.70	3.61	1.83	30	97

Non-GAAP(b)
Non-GAAP operating profit	709.9	629.4	615.0	13	2
Non-GAAP operating profit margin	13.5%	12.6%	12.6%	7	—
Non-GAAP income from continuing operations(a)	342.0	321.4	344.6	6	(7)
Adjusted EBITDA	977.1	911.9	867.2	7	5
Non-GAAP diluted EPS from continuing operations(a)	8.05	7.17	7.35	12	(2)
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)These measures are supplemental financial measures that are not required by, or presented in accordance with, GAAP. See page 34 for further information on these non-GAAP measures and reconciliations to the applicable GAAP measures.
(c)Amounts in 2025 include an adjustment that reduced depreciation expense and increased income from continuing operations by $13.6 million. See "Depreciation Adjustment" in Note 1 for more details.

GAAP Basis
Analysis of Consolidated Results: 2025 versus 2024
Consolidated Revenues  Revenues increased $249.3 million due to organic increases in North America ($91.2 million), Latin America ($66.9 million), Europe ($57.9 million), and Rest of World ($41.4 million) and the favorable impact of acquisitions ($19.5 million), partially offset by the unfavorable impact of currency exchange rates ($27.6 million). The unfavorable currency impact was driven primarily by the Mexican peso, Argentine peso, and Brazilian real. Revenues increased 5% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue. See below for our definition of “organic change” and "organic growth."

Consolidated Costs and Expenses  Cost of revenues increased 4% to $3,903.2 million primarily due to the impact of higher revenue partially offset by the impact of currency exchange rates. Selling, general and administrative costs decreased 7% to $778.0 million primarily due to lower costs incurred in connection with the resolutions of the U.S. DOJ and the U.S. Department of Treasury's FinCEN investigations and the depreciation adjustment discussed in Note 1 partially offset by organic increases in labor.

Consolidated Operating Profit and Operating Profit Margin Operating profit margin increased from 9.0% to 11.1%. Operating profit increased $132.5 million due mainly to:
•organic increases in North America ($52.5 million), Rest of World ($21.3 million), and Europe ($16.1 million),
•lower corporate expenses on an organic basis ($20.3 million),
•the depreciation adjustment mentioned above, and
•the favorable impact of acquisitions reflected in segment results ($5.2 million).
partially offset by:
•higher costs related to business acquisitions and dispositions ($15.4 million),
•unfavorable changes in currency exchange rates on segment profit ($11.5 million) primarily driven by the Argentine peso and Mexican peso, and
•an organic decrease in Latin America ($10.4 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $38.3 million to $200.1 million primarily due to the increase in operating profit mentioned above, partially offset by higher income tax expense ($50.6 million), lower interest and other nonoperating income ($34.8 million), and higher interest expense ($10.1 million). Diluted earnings per share from continuing operations was $4.70, up from $3.61 in 2024.

Non-GAAP Basis
Analysis of Consolidated Results: 2025 versus 2024

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

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin was 13.5%. Non-GAAP operating profit increased $80.5 million due mainly to:
•organic increase in North America ($52.5 million), Rest of World ($21.3 million) and Europe ($16.1 million)
•lower corporate expenses on an organic basis ($20.3 million), and
•the favorable impact of acquisitions reflected in segment results ($5.2 million).
partially offset by:
•unfavorable changes in currency exchange rates ($24.5 million), driven primarily by the Argentine peso and Mexican peso, and
•an organic decrease in Latin America ($10.4 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $20.6 million to $342.0 million due to the operating profit increase mentioned above, partially offset by higher income tax expense ($33.1 million), lower interest and other nonoperating income ($18.0 million), and higher interest expense ($10.1 million). Non-GAAP diluted earnings per share from continuing operations was $8.05, up from $7.17 in 2024.

Adjusted EBITDA Adjusted EBITDA increased 7% to $977.1 million primarily due to the increase in non-GAAP operating profit ($80.5 million), excluding the impact of higher non-GAAP depreciation and amortization ($16.7 million).

Revenues and Operating Profit by Segment

			Impact of			% Change
		Organic	Acquisitions /	Currency			Organic
(In millions, except for percentages)	2024(e)	Change(a)	Dispositions(b)	Effect(c)	2025(e)	Total	Growth(a)
Revenues:
North America	$1,649.7	91.2	4.3	(2.6)	1,742.6	6	6
Latin America	1,311.0	66.9	10.2	(98.5)	1,289.6	(2)	5
Europe	1,305.0	57.9	5.0	61.6	1,429.5	10	4
Rest of World	746.2	41.4	—	11.9	799.5	7	6
Segment revenues	5,011.9	257.4	19.5	(27.6)	5,261.2	5	5

Revenues	$5,011.9	257.4	19.5	(27.6)	5,261.2	5	5

Operating profit:
North America	$194.0	52.5	0.2	—	246.7	27	27
Latin America	272.3	(10.4)	4.0	(22.0)	243.9	(10)	(4)
Europe	151.1	16.1	1.0	9.0	177.2	17	11
Rest of World	155.4	21.3	—	1.5	178.2	15	14
Segment operating profit	772.8	79.5	5.2	(11.5)	846.0	9	10
Corporate expenses(d)	(143.4)	20.3	—	(13.0)	(136.1)	(5)	(14)
Other items not allocated to segments(d)	(176.4)	43.2	(15.4)	24.2	(124.4)	(29)	(24)

Operating profit	$453.0	143.0	(10.2)	(0.3)	585.5	29	32

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
(d)See page 27-29 for further information, where these items are discussed in more detail.
(e)Effective December 31, 2025, operations in certain geographies were moved from the Rest of World segment to the Europe segment. See Note 3 for more information.

Analysis of Segment Results: 2025 versus 2024

North America
Revenues increased 6% ($92.9 million) primarily due to a 6% organic increase ($91.2 million) and the favorable impact of acquisitions ($4.3 million), partially offset by the unfavorable impact of currency exchange rates ($2.6 million) from the Canadian dollar. Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue, as well as BGS revenue. Operating profit increased ($52.7 million), primarily due to a 27% organic increase ($52.5 million) and the impact of acquisitions ($0.2 million). The organic increase was primarily driven by the net impact of revenue mix and cost productivity improvements from transformation initiatives in the U.S.

Latin America
Revenues decreased 2% ($21.4 million) due to the unfavorable impact of currency exchange rates ($98.5 million), primarily from the Argentine peso, Mexican peso, and Brazilian real, partially offset by a 5% organic increase ($66.9 million) and the favorable impact of acquisitions ($10.2 million). The organic increase was driven by inflation-based price increases across the segment with a majority of the impact from Argentina, as well as growth in AMS and DRS revenue. Operating profit decreased 10% ($28.4 million) due to the unfavorable currency exchange rates ($22.0 million) and by a 4% organic decrease ($10.4 million), partially offset by the favorable impact of acquisitions ($4.0 million). The organic decrease was driven by lower volumes partially offset by labor cost reduction actions.

Europe
Revenues increased 10% ($124.5 million) due to the favorable impact of currency exchange rates ($61.6 million), primarily from the Euro, a 4% organic increase ($57.9 million), and the favorable impact of acquisitions ($5.0 million). The organic increase was primarily due to the growth of AMS and DRS revenue. Operating profit increased ($26.1 million) primarily due to an organic increase ($16.1 million), the favorable impact of currency exchange rates ($9.0 million), and the favorable impact of acquisitions ($1.0 million). The organic increase was primarily driven by the revenue mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 7% ($53.3 million) due a 6% organic increase ($41.4 million). The organic increase was primarily due to growth in BGS revenue. Operating profit increased $22.8 million primarily due to a 14% organic increase ($21.3 million). The organic increase was driven by a favorable BGS revenue mix impact.

Analysis of Income and Expenses Not Allocated to Segments: 2025 versus 2024

Income and expenses not allocated to segments are reported either as “Corporate Expenses” or “Other Items not Allocated to Segments.”

Corporate Expenses include costs to manage the global business and perform activities required by public companies as well as other items that are considered part of the Company's operations and revenue generating activities but are not considered when the chief operating decision maker ("CODM") evaluates segment results. Examples include corporate staff compensation, corporate headquarters costs, global and regional management costs, share-based compensation, and currency transaction gains and losses.

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

Corporate Expenses

	Years Ended December 31,			% change
(In millions, except for percentages)	2025	2024	2023	2025	2024

General, administrative and other expenses	$(147.0)	(167.3)	(154.9)	(12)	8
Foreign currency transaction gains (losses)	10.9	23.9	15.3	(54)	56
Corporate expenses	$(136.1)	(143.4)	(139.6)	(5)	3

Corporate expenses in 2025 decreased by $7.3 million versus the prior year. This was primarily driven by a reduction in charges related to insurance and security losses ($11.2 million), lower net compensation costs ($10.3 million), lower global information technology costs ($5.6 million), and decreased professional fees ($4.6 million), partially offset by lower foreign currency transaction gains ($13.0 million) and higher global management costs not allocated to segments ($11.9 million).

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions, except for percentages)	2025	2024	2023	2025	2024

Reorganization and restructuring	$(1.4)	(1.5)	(17.6)	(7)	(91)
Acquisitions and dispositions	(78.5)	(62.5)	(70.6)	26	(11)
Argentina highly inflationary impact	(10.2)	(35.0)	(86.8)	(71)	(60)
Transformation initiatives	(26.0)	(28.4)	(5.5)	(8)	unfav
DOJ/FinCEN investigations	(6.5)	(45.7)	—	(86)	unfav
Chile antitrust matter	(0.8)	(1.3)	(0.5)	(38)	unfav
Non-routine auto loss matter	(1.0)	(2.0)	(8.0)	(50)	(75)
Reporting compliance	—	—	(0.8)	—	(100)
Total Other items not allocated to segments	$(124.4)	(176.4)	(189.8)	(29)	(7)

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

These items are described below:

2025 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $58.9 million in 2025.
•Restructuring costs related to acquisitions were $11.8 million in 2025.
•Net charges of $2.2 million were incurred for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $3.8 million in integration costs in 2025.
•Transaction costs related to business acquisitions were $2.7 million in 2025.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In 2023, we recognized $86.8 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $79.1 million. In 2024, we recognized $35.0 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $18.4 million. In 2025, we recognized $10.2 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $17.0 million. Highly inflationary adjustments also impact gains and losses on marketable securities due to the change in exchange rates. These non-cash charges are not part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. Accordingly, we incurred $5.5 million of expense in 2023, $28.4 million of expense in 2024, and an additional $26.0 million in 2025. The transformation costs primarily include third-party professional services, project management charges and severance. Because these expenses are associated with a discrete transformation initiative, they are not reflective of our ongoing operating cost structure, and are not indicative of our core operating expenses or normal activities. Accordingly, management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

DOJ/FinCEN investigations During 2025, we accrued $6.5 million in connection with the DOJ and FinCEN investigations, which represents third-party legal costs associated with these matters, including upfront expenses that are directly attributable to establishing compliance programs. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts and the underlying investigations are such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP result.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 and recognized additional amounts in subsequent years (which were primarily related to changes in currency rates). Overall, these charges related to a potential fine associated with an investigation by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts, including the estimated loss and associated third-party costs, is such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years of the underlying event. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results. See Note 22 for details.

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

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions, except for percentages)	2025	2024	2023	2025	2024

Foreign currency items:
Transaction gains (losses)	$11.7	16.5	(85.1)	(29)	fav
Derivative instrument gains (losses)	(17.9)	(11.0)	21.3	63	unfav
Royalty income	10.2	8.0	7.5	28	7
Impairment losses	(4.1)	(4.8)	(10.3)	(15)	(53)
Indemnification asset adjustments	0.2	(2.4)	(3.4)	fav	(29)
Contingent consideration liability adjustments	—	—	6.2	—	(100)
Gains (losses) on sale of property and other assets	(0.6)	3.9	1.9	unfav	fav
Share in earnings of equity method affiliates	2.8	3.0	2.8	(7)	7
Other	3.2	5.5	4.9	(42)	12
Other operating income (expense)	$5.5	18.7	(54.2)	(71)	fav

2025 versus 2024
We reported other operating income of $5.5 million in 2025 versus other operating income of $18.7 million in the prior year. The change was primarily due to net losses of $6.2 million from foreign currency items in 2025 as compared to net gains of $5.5 million from foreign currency items in 2024. This change was driven primarily by higher derivative instrument losses in 2025.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions, except for percentages)	2025	2024	2023	2025	2024

Interest expense	$245.5	235.4	203.8	4	16

Interest expense was higher in 2025 primarily due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were used to fund general corporate initiatives and other working capital needs. See Note 14 for further information.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions, except for percentages)	2025	2024	2023	2025	2024
Interest income	$27.3	48.9	36.3	(44)	35
Gain (loss) on equity and debt securities	(3.8)	5.0	(12.8)	unfav	fav
Foreign currency transaction gains (losses)	(1.8)	0.3	(1.1)	unfav	fav
Retirement benefit cost other than service cost	(1.9)	(0.2)	(0.5)	unfav	(60)
Argentina turnover tax	(2.3)	(3.4)	(6.8)	(32)	(50)
Non-income taxes on intercompany billings	(2.6)	(2.1)	(2.6)	24	(19)
Other	(1.0)	0.2	1.9	unfav	(89)
Interest and other nonoperating income (expense)	$13.9	48.7	14.4	(71)	fav

Interest and other nonoperating income (expense) decreased in 2025 compared to 2024 primarily due to lower balances invested in money market instruments by certain subsidiaries during 2025, resulting in reduced interest income.

Income Taxes

Summary Reconciliation of Effective Income Tax Rate to U.S. Federal Tax Rate

(In percentages)	2025	2024	2023

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	4.0	7.5	4.7
Taxes on cross border income, net of credits	3.2	2.9	7.9
Adjustments to valuation allowances	3.2	(2.8)	18.5
Foreign income taxes	5.7	(1.0)	6.0
French business tax	0.3	0.3	0.4
State income taxes, net	1.6	2.0	0.6
Share-based compensation	0.6	1.3	1.8
Acquisition costs	0.1	—	0.2
Nondeductible fines and penalties	0.1	3.8	—
Other	0.7	(0.2)	(2.1)
Effective income tax rate on continuing operations	40.5%	34.8%	59.0%

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•changes in judgment about the need for valuation allowances,
•changes in the geographical mix of earnings,
•changes in laws in the U.S., France, Brazil and Argentina,
•timing of benefit recognition for uncertain tax positions,
•state income taxes, and
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

Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The provisions effective in 2024 and 2025 did not have a material impact on our results of operations, financial position or cash flows, and we do not expect the provisions in 2026 to have a materially adverse impact on our results of operations, financial position or cash flows.

2025 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2025 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, nondeductible expenses in Mexico, taxes on cross border payments, U.S. taxable income and credit limitations, and Argentina nondeductible inflation, net of deductible Argentina inflation adjustments.
2024 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2024 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, nondeductible expenses in Mexico, taxes on cross border payments, U.S. taxable income and credit limitations, and Argentina nondeductible inflation, net of deductible Argentina inflation adjustments.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions, except for percentages)	2025	2024	2023	2025	2024

Net income attributable to noncontrolling interests	$10.5	11.8	10.6	(11)	11

The decrease in the net income attributable to noncontrolling interests in 2025, in comparison to 2024, is primarily attributable to lower 2025 operating results reported by certain subsidiaries that are not wholly-owned. The increase in the net income attributable to noncontrolling interests in 2024, in comparison to 2023, is primarily attributable to higher 2024 operating results reported by certain subsidiaries that are not wholly-owned.

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
•Non-GAAP income from continuing operations attributable to Brink's: This measure equals GAAP income from continuing operations attributable to Brink's excluding Other Items not Allocated to Segments as well as certain retirement plan expenses/gains, taxes on return of capital, impairment of certain debt securities, and unusual adjustments to deferred tax asset valuation allowances.
•Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA: EBITDA is calculated by starting with net income attributable to Brink's and adding back the amounts for interest expense, income taxes, depreciation and amortization. Adjusted EBITDA equals EBITDA excluding the applicable impacts of Other Items not Allocated to Segments as well as certain retirement plan expenses/gains, taxes on return of capital, impairment of certain debt securities, unusual adjustments to deferred tax asset valuation allowances, income tax rate adjustments, share-based compensation and marketable securities (gain) loss.
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
•Non-GAAP pre-tax income, Non-GAAP income tax and Non-GAAP effective income tax rate: Non-GAAP pre-tax income and non-GAAP income tax equal their GAAP counterparts excluding the applicable impacts of Other Items not Allocated to Segments as well as certain retirement plan expenses/gains, taxes on return of capital, impairment of certain debt securities, and unusual adjustments to deferred tax asset valuation allowances. Non-GAAP effective income tax rate equals non-GAAP income tax divided by non-GAAP pre-tax income.

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

Reconciliations of Non-GAAP to GAAP Measures

Non-GAAP measures are reconciled to comparable GAAP measures either in the tables below or in “Liquidity and Capital Resources” section. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented. Most of the reconciling adjustments are described in Other Items Not Allocated to Segments above on pages 27–29. Additional reconciling items include the following:

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

Tax on return of capital As a result of lifted foreign exchange controls and the official and unofficial foreign exchange rates convergence in Argentina, we were able to make an unusual and infrequent return of capital. Due to Argentinian tax law, a withholding tax was imposed on the return of capital. This withholding tax is not considered to be part of the Company’s operations and revenue generating activities. Management has excluded this amount when evaluating internal performance. Therefore, it is excluded from non-GAAP results.

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

Non-GAAP Reconciled to GAAP

	2025			2024			2023
(In millions, except for percentages)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)

GAAP	$353.9	143.3	40.5%	$266.3	92.7	34.8%	$235.8	139.2	59.0%
Reorganization and restructuring(c)	1.4	0.2		1.5	0.2		17.6	3.4
Acquisitions and dispositions(c)	80.2	14.6		62.1	5.2		72.6	8.9
Argentina highly inflationary impact(c)	22.7	(4.1)		36.3	(5.1)		142.0	(4.5)
Transformation initiatives(c)	26.0	0.8		28.4	0.7		5.5	0.1
DOJ/FinCEN investigations(c)	6.5	0.1		45.7	—		—	—
Chile antitrust matter(c)	0.8	0.2		1.3	0.3		0.5	0.1
Non-routine auto loss matter(c)	1.0	—		2.0	—		8.0	0.2
Argentina debt securities impairment(d)	1.5	0.5		—	—		—	—
Reporting compliance(c)	—	—		—	—		0.8	—
Retirement plans(b)	(6.4)	(1.7)		(8.4)	(0.1)		(9.0)	(2.0)
Tax on return of capital(b)	—	(5.4)		—	—		—	—
Valuation allowance on tax credits(b)	—	(14.4)		—	7.1		—	(27.8)
Non-GAAP	$487.6	134.1	27.5%	$435.2	101.0	23.2%	$473.8	117.6	24.8%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 35 for details.
(c)See “Other Items Not Allocated To Segments” on pages 27-29 for details.
(d)Related to the impairment of specific debt securities in Argentina in 2025.

	Years Ended December 31,
(In millions, except for per share amounts)	2025	2024	2023

Operating profit:
GAAP	$585.5	453.0	425.2
Reorganization and restructuring(a)	1.4	1.5	17.6
Acquisitions and dispositions(a)	78.5	62.5	70.6
Argentina highly inflationary impact(a)	10.2	35.0	86.8
Transformation initiatives(a)	26.0	28.4	5.5
DOJ/FinCEN investigations(a)	6.5	45.7	—
Chile antitrust matter(a)	0.8	1.3	0.5
Non-routine auto loss matter(a)	1.0	2.0	8.0
Reporting compliance(a)	—	—	0.8
Non-GAAP	$709.9	629.4	615.0

Income from continuing operations attributable to Brink's:
GAAP	$200.1	161.8	86.0
Reorganization and restructuring(a)	1.2	1.3	14.2
Acquisitions and dispositions(a)	64.6	55.9	62.7
Argentina highly inflationary impact(a)	26.8	41.4	146.5
Transformation initiatives(a)	25.2	27.7	5.4
DOJ/FinCEN investigations(a)	6.4	45.7	—
Chile antitrust matter(a)	0.6	1.0	0.4
Non-routine auto loss matter(a)	1.0	2.0	7.8
Argentina debt securities impairment(e)	1.0	—	—
Retirement plans(b)	(4.7)	(8.3)	(7.0)
Tax on return of capital(b)	5.4	—	—
Valuation allowance on tax credits(b)	14.4	(7.1)	27.8
Non-GAAP	$342.0	321.4	344.6

Adjusted EBITDA:
Net income attributable to Brink's	$199.7	162.9	87.7
Interest expense	245.5	235.4	203.8
Income tax provision	143.3	92.7	139.2
Depreciation and amortization	290.8	293.3	275.8
EBITDA	$879.3	784.3	706.5
Discontinued operations	0.4	(1.1)	(1.7)
Reorganization and restructuring(a)	1.4	1.5	16.4
Acquisitions and dispositions(a)	20.3	2.8	13.0
Argentina highly inflationary impact(a)	30.5	24.3	136.6
Transformation initiatives(a)	26.0	28.4	5.5
DOJ/FinCEN investigations(a)	6.5	45.7	—
Chile antitrust matter(a)	0.8	1.3	0.5
Non-routine auto loss matter(a)	1.0	2.0	8.0
Argentina debt securities impairment(e)	1.5	—	—
Reporting compliance(a)	—	—	0.8
Retirement plans(b)	(6.4)	(8.4)	(9.0)
Share-based compensation(c)	26.0	36.6	33.0
Marketable securities (gain) loss(d)	(10.2)	(5.5)	(42.4)
Adjusted EBITDA	$977.1	911.9	867.2

	Years Ended December 31,
(In millions, except for per share amounts)	2025	2024	2023
Diluted EPS:
GAAP	$4.70	3.61	1.83
Reorganization and restructuring(a)	0.03	0.03	0.30
Acquisitions and dispositions(a)	1.52	1.25	1.33
Argentina highly inflationary impact(a)	0.63	0.92	3.13
Transformation initiatives(a)	0.59	0.62	0.12
DOJ/FinCEN investigations(a)	0.15	1.02	—
Chile antitrust matter(a)	0.01	0.02	0.01
Non-routine auto loss matter(a)	0.02	0.05	0.17
Argentina debt securities impairment(e)	0.02	—	—
Reporting compliance(a)	—	—	0.02
Retirement plans(b)	(0.11)	(0.19)	(0.15)
Tax on return of capital(b)	0.13	—	—
Valuation allowance on tax credits(b)	0.34	(0.16)	0.59
Non-GAAP	$8.05	7.17	7.35

Amounts may not add due to rounding.

(a)See “Other Items Not Allocated To Segments” on pages 27-29 for details.
(b)See "Reconciliations of GAAP to Non-GAAP Measures" on page 35 for details.
(c)Due to reorganization and restructuring activities, there was a $0.9 million non-GAAP adjustment to share-based compensation in 2023. There is no difference between GAAP and non-GAAP share-based compensation amounts for the other periods presented.
(d)Due to the impact of Argentina's highly inflationary accounting, there was a $55.2 million adjustment for a loss in 2023, a $1.3 million non-GAAP adjustment for a loss in 2024, and a $12.5 million non-GAAP adjustment for a loss in 2025.
(e)Related to the impairment of specific debt securities in Argentina in 2025.

Foreign Operations

We currently serve customers in more than 100 countries, including 51 countries where we operate subsidiaries.

We are subject to risks customarily associated with doing business in foreign countries, including labor and economic conditions, the imposition of international sanctions, including by the U.S. government, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. The future effects, if any, of these risks are unknown. The Company has ceased support of its Venezuela operations as a result of U.S. government sanctions.

At December 31, 2025, Argentina's economy remained highly inflationary for accounting purposes. See Note 1 for more details about our Argentina operations including a description of how we account for currency remeasurement for our Argentine subsidiaries and the potential impacts of converting local currency into U.S. dollars.

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Future fluctuations in exchange rates could have either a positive or negative impact on our financial results.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of a given foreign entity. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on pages 57-58. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the Mexican peso, and the British pound and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. See Note 11 for more details regarding our economic hedges.

We have entered into cross currency swaps and foreign exchange forward swap contracts to hedge a portion of our net investments in certain of our subsidiaries with euro and other functional currencies. As net investment hedges for accounting purposes, we elected to use the spot method to assess effectiveness for these derivatives that are designated as net investment hedges. Accordingly, changes in fair value attributable to changes in the undiscounted spot rates are recorded in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of the cross currency swaps. See Note 11 for more details regarding these contracts.

We also had a long term cross currency swap contract to hedge exposure in Brazilian real, which was designated as a cash flow hedge for accounting purposes This cross currency swap contract matured and was fully settled in 2023. See Note 11 for more details about this contract.

LIQUIDITY AND CAPITAL RESOURCES
Overview

The discussion of liquidity and capital resources comparing 2024 versus 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2024 10-K, starting on page 40.

Over the last three years, we used cash generated from our operations and borrowings to
•invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, DRS devices, and information technology) ($628 million),
•repurchase shares of Brink's common stock ($583 million),
•pay dividends to Brink’s shareholders ($124 million), and
•acquire new business operations ($39 million).

Cash flows from operating activities increased by $213.5 million in 2025 as compared to the prior year primarily due to changes in customer obligations related to certain of our secure cash management services operations, an increase in restricted cash held for customers and higher operating profit, partially offset by higher amounts paid for income taxes and interest and changes in working capital excluding taxes. Cash used for investing activities decreased by $13.8 million in 2025 due to lower amounts paid for capital expenditures and net inflows of purchases and sales of marketable securities in 2025 compared to the prior year, partially offset by changes in economic hedges. Cash also increased $103.5 million in 2025 as a result of the weakening of the U.S. dollar in 2025, primarily against the euro and Mexican peso. We financed our liquidity needs in 2025 with debt and cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2025	2024	2023	2025	2024

Cash flows provided from (used in) operating activities - GAAP	$639.5	426.0	702.4	$213.5	(276.4)
(Increase) decrease in restricted cash held for customers (see Note 19)	(46.1)	42.9	(59.5)	(89.0)	102.4
(Increase) decrease in customer obligations	(16.5)	77.7	(66.0)	(94.2)	143.7
Capital expenditures	(203.1)	(222.5)	(202.7)	19.4	(19.8)
Cash proceeds from sale of property and equipment	18.5	29.2	18.4	(10.7)	10.8
Proceeds from lessor debt financing (see Note 19)	43.2	46.6	7.5	(3.4)	39.1
Free cash flow before dividends(a)	$435.5	399.9	400.1	$35.6	(0.2)

(a)Free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. See page 34 for further information on this non-GAAP measure, and see page 35 for descriptions of the adjustments.

2025 versus 2024

Cash flows from operating activities - GAAP
Cash flows from operating activities increased by $213.5 million in 2025 compared to 2024. The increase was attributed to changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $16.5 million in 2025 compared to a decrease of $77.7 million in 2024), restricted cash held for customers (restricted cash held for customers increased by $46.1 million in 2025 compared to an decrease of $42.9 million in 2024), and higher operating profit, partially offset by higher amounts paid for income taxes (we had $135.7 million in cash payments for taxes in 2025 as compared to $122.1 million in 2024), and by changes in working capital excluding taxes and interest.

In 2024, working capital improvements resulted primarily from an ongoing focus on certain key discretionary actions, in particular more timely collection of trade accounts receivable and optimizing payment terms to vendors. These actions involved, among others, centrally managing more of our overall spend and negotiating with suppliers to optimize our payment terms and conditions. In 2025, these actions continued to improve cash flow performance, though the magnitude of improvement was more moderate when compared to the prior year. These actions contributed to an increase in trade accounts payable (amounts increased by $7.3 million in 2025 compared to an increase of $78.7 million in 2024) included in the consolidated statements of cash flows line “Increase (decrease) in accounts payable, income taxes payable, and accrued liabilities” as well as sustained improvements in trade accounts receivable (amounts increased $1.2 million in 2025 compared to a decrease of $40.2 million in 2024) included in the consolidated statements of cash flows line “(Increase) decrease in accounts receivable and income taxes receivable”. These results demonstrate the continued focus on working capital optimization and future working capital performance contemplates a continuation of these efforts.

Free cash flow before dividends - non-GAAP
Free cash flow before dividends increased $35.6 million as compared to 2024. The increase was mostly attributed to higher operating profit and lower amounts paid for capital expenditures (we had $203.1 million in cash paid for capital expenditures in 2025 compared to $222.5 million in 2024), partially offset by higher amounts paid for income taxes, changes in working capital excluding taxes and interest as discussed above, and lower amounts of cash proceeds from sale of property and equipment (we had $18.5 million in cash proceeds in 2025 compared to $29.2 million in 2024.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2025	2024	2023	2025	2024

Cash flows from investing activities
Capital expenditures	$(203.1)	(222.5)	(202.7)	$19.4	(19.8)
Acquisitions, net of cash acquired	(6.0)	(19.1)	(1.5)	13.1	(17.6)
Dispositions, net of cash disposed	—	—	1.1	—	(1.1)
Marketable securities:
Purchases	(123.2)	(71.8)	(134.7)	(51.4)	62.9
Sales	135.1	57.2	150.4	77.9	(93.2)
Proceeds from sale of property and equipment	18.5	29.2	18.4	(10.7)	10.8
Net change in loans held for investment	7.0	7.1	(11.1)	(0.1)	18.2
Net change in economic hedges	(22.1)	4.0	—	(26.1)	4.0
Other	(8.6)	(0.3)	(0.6)	(8.3)	0.3
Discontinued operations	—	—	0.9	—	(0.9)
Investing activities	$(202.4)	(216.2)	(179.8)	$13.8	(36.4)

Cash used by investing activities decreased by $13.8 million in 2025 as compared to 2024. The decrease was primarily due to changes in the net cash impact related to the purchases and sales of marketable securities in 2025 (we had $11.9 million in net cash received in 2025 compared to $14.6 million in net cash paid in 2024), lower amounts paid for capital expenditures, and lower amounts paid for acquisitions in 2025. This was partially offset by the cash payments related to the net change in economic hedge contracts in 2025, as discussed in Note 11, and lower amounts received from proceeds from sale of property and equipment.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2025	2024	2023	2025	2024

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$59.7	62.6	43.8	$(2.9)	18.8
Latin America	24.2	33.0	48.8	(8.8)	(15.8)
Europe	73.3	79.9	77.5	(6.6)	2.4
Rest of World	43.4	42.6	25.2	0.8	17.4
Corporate	2.5	4.4	7.4	(1.9)	(3.0)
Capital expenditures	$203.1	222.5	202.7	$(19.4)	19.8

Financing leases:
North America	$23.8	38.4	59.4	$(14.6)	(21.0)
Latin America	37.6	21.4	11.0	16.2	10.4
Europe	13.7	13.4	21.5	0.3	(8.1)
Rest of World	1.1	1.9	0.1	(0.8)	1.8
Financing leases	$76.2	75.1	92.0	$1.1	(16.9)

Total:
North America	$83.5	101.0	103.2	$(17.5)	(2.2)
Latin America	61.8	54.4	59.8	7.4	(5.4)
Europe	87.0	93.3	99.0	(6.3)	(5.7)
Rest of World	44.5	44.5	25.3	—	19.2
Corporate	2.5	4.4	7.4	(1.9)	(3.0)
Total property and equipment acquired	$279.3	297.6	294.7	$(18.3)	2.9

Depreciation and amortization(a)
North America	$85.1	82.4	73.9	$2.7	8.5
Latin America	56.2	53.9	53.6	2.3	0.3
Europe	71.5	61.0	58.0	10.5	3.0
Rest of World	24.3	22.2	20.6	2.1	1.6
Total reportable segments	237.1	219.5	206.1	17.6	13.4
Corporate	2.6	3.5	5.3	(0.9)	(1.8)
Argentina highly inflationary impact	(7.8)	12.0	5.4	(19.8)	6.6
Reorganization and restructuring	—	—	1.2	—	(1.2)
Depreciation and amortization of property and equipment	231.9	235.0	218.0	(3.1)	17.0

Amortization of intangible assets(a)	58.9	58.3	57.8	0.6	0.5
Total depreciation and amortization	$290.8	293.3	275.8	$(2.5)	17.5

(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.2 in 2025, 1.3 in 2024, and 1.4 in 2023.

Capital expenditures in 2025 for our operating units were primarily for cash devices, information technology, armored vehicles, and machinery and equipment. Capital expenditures in 2025 were $19.4 million lower compared to 2024. Total property and equipment acquired in 2025 was $18.3 million lower than the prior year. This decrease was primarily due to a decrease in investments in armored vehicles and DRS devices.

Corporate capital expenditures in the last three years were primarily for IT investments.

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2025	2024	2023	2025	2024

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$78.1	12.9	98.6	$65.2	(85.7)
Long-term revolving credit facilities, net	217.0	(7.7)	(8.1)	224.7	0.4
Other long-term debt, net	(120.1)	320.0	(71.7)	(440.1)	391.7
Borrowings (repayments)	175.0	325.2	18.8	(150.2)	306.4

Acquisition of noncontrolling interest	(6.6)	(0.2)	(0.6)	(6.4)	0.4
Debt financing costs	(1.0)	(10.6)	—	9.6	(10.6)
Repurchase shares of Brink's common stock	(209.4)	(203.6)	(169.9)	(5.8)	(33.7)
Dividends to:
Shareholders of Brink’s	(42.3)	(41.8)	(39.6)	(0.5)	(2.2)
Noncontrolling interests in subsidiaries	(6.5)	(6.1)	(7.7)	(0.4)	1.6
Payment of acquisition-related obligation	—	(0.8)	(11.1)	0.8	10.3
Proceeds from exercise of stock options	0.6	—	—	0.6	—
Tax withholdings associated with share-based compensation	(21.6)	(18.6)	(8.0)	(3.0)	(10.6)
Other	(2.3)	(1.3)	11.0	(1.0)	(12.3)
Financing activities	$(114.1)	42.2	(207.1)	$(156.3)	249.3
Debt borrowings and repayments
Cash used in financing activities increased by $156.3 million in 2025 compared to 2024, as we had net cash used in financing activities of $114.1 million in 2025 compared to net cash provided by financing activities of $42.2 million in 2024. The change was driven primarily by a decrease in net borrowings (as discussed in Note 14) compared to the prior year.

Dividends
We paid dividends to Brink’s shareholders of $1.0075 per share or $42.3 million in 2025 compared to $0.9475 per share or $41.8 million in 2024 and $0.86 per share or $39.6 million in 2023. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates increased the amount of cash and cash equivalents by $103.5 million during 2025, compared to a decrease of $95.2 million in 2024 and a decrease of $42.4 million in 2023. The increase in 2025 was due to the weakening of the U.S. dollar in 2025, primarily against the euro and Mexican peso.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2025, debt as a percentage of capitalization (defined as total debt and equity) was 91%, which decreased from 93% at December 31, 2024.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2025	2025	2024	$ change(a)
Debt:
Short-term borrowings
Other	$8.4	$241.1	149.3	$91.8
Total Short-term borrowings	$8.4	$241.1	149.3	$91.8

Long-term debt
Revolving Facility	$580.0	$420.0	399.7	20.3
Term Loans	—	1,223.3	1,292.2	(68.9)
Senior Unsecured Notes	—	1,390.4	1,387.8	2.6
Letter of Credit Facilities	43.0	—	—	—
Other facilities	75.2	669.1	432.1	237.0
Financing leases	—	270.4	235.1	35.3
Total Long-term debt	$698.2	$3,973.2	3,746.9	$226.3

Total Debt	$706.6	$4,214.3	3,896.2	$318.1

Total equity		$407.3	312.5	$94.8

(a)In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2025	2024	$ change

Debt:
Short-term borrowings	$241.1	149.3	$91.8
Long-term debt	3,973.2	3,746.9	226.3
Total Debt	4,214.3	3,896.2	318.1

Less:
Cash and cash equivalents	1,725.9	1,395.3	330.6
Amounts held by cash management services operations(a)	(106.4)	(81.3)	(25.1)
Cash and cash equivalents available for general corporate purposes	1,619.5	1,314.0	305.5

Net Debt(a)	$2,594.8	2,582.2	$12.6

(a)Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. See page 34 for further information on this non-GAAP measure, and see page 35 for a description of the adjustment. Included within Net Debt is net cash from our Argentina operations of $25 million at December 31, 2025 and $104 million at December 31, 2024.

Debt and Net Debt at the end of 2025 increased versus the prior year to provide funding for corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 14 to the consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of December 31, 2025, $580 million was available under the Revolving Credit Facility. Based on our current cash generated from operations, and amounts available under our credit facilities and our ability to access capital from financial markets, we believe that we will be able to meet our liquidity needs for the next 12 months and thereafter the foreseeable future.

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

Cash and Cash Equivalents
At December 31, 2025, we had $1,725.9 million in cash and cash equivalents, compared to $1,395.3 million at December 31, 2024. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions, share repurchases, and other general corporate purposes.

Equity
Common Stock
At December 31, 2025, we had 100 million shares of common stock authorized and 41.1 million shares issued and outstanding.

Preferred Stock
At December 31, 2025, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
In December 2025, our Board authorized a $750 million share repurchase program that expires on December 31, 2027 (the “2025 Repurchase Program”).

Under the 2025 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In November 2023, our Board of Directors authorized a $500 million share repurchase program (the "2023 Repurchase Program"). Under the 2023 Repurchase program, in 2025, we repurchased a total of 2,210,616 shares of our common stock for an aggregate of $209.4 million and an average price of $94.74 per share. In 2024, we repurchased a total of 2,108,544 shares of our common stock for an aggregate of $203.6 million and an average price of $96.54 per share. These shares were retired upon repurchase. The 2023 Repurchase Program expired on December 31, 2025.

In October 2021, we announced that our Board authorized a $250 million share repurchase program (the "2021 Repurchase Program"). Under the 2021 Repurchase Program, in 2023, we repurchased a total of 2,297,955 shares of our common stock for an aggregate of $169.9 million and an average price of $73.92 per share. These shares were retired upon repurchase. The 2021 Repurchase Program expired on December 31, 2023.

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
•Addition of new claimants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2025	2026	2027	2028	2029	2030

Primary U.S. pension plan
Beginning funded status	$8.2	29.2	34.3	39.6	45.1	50.7
Net periodic pension credit(a)	13.6	8.2	6.4	6.7	6.8	7.2
Benefit plan actuarial gain (loss)	7.4	(3.1)	(1.1)	(1.2)	(1.2)	(1.4)
Ending funded status	$29.2	34.3	39.6	45.1	50.7	56.5

UMWA plans
Beginning funded status	$(42.7)	(55.6)	(55.3)	(55.1)	(55.1)	(55.4)
Net periodic postretirement cost(a)	(0.1)	0.3	0.2	—	(0.3)	(0.5)
Benefit plan actuarial gain	(11.5)	—	—	—	—	—
Other	(1.3)	—	—	—	—	—
Ending funded status	$(55.6)	(55.3)	(55.1)	(55.1)	(55.4)	(55.9)

Black Lung plans
Beginning funded status	$(69.8)	(62.8)	(58.7)	(54.5)	(50.6)	(46.3)
Net periodic postretirement cost(a)	(3.4)	(3.1)	(2.9)	(2.7)	(2.5)	(2.2)
Payment from Brink’s	7.4	7.2	7.1	6.6	6.8	6.3
Benefit plan actuarial loss	3.0	—	—	—	—	—
Ending funded status	$(62.8)	(58.7)	(54.5)	(50.6)	(46.3)	(42.2)
(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2025. There are approximately 10,200 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions for the foreseeable future.

UMWA Plan
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees. There are approximately 2,000 beneficiaries in the UMWA plans. The company does not expect to make contributions to these plans until 2039, based on our actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973. There are approximately 500 black lung beneficiaries as of December 31, 2025.

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

	Actual	Projected
(In millions)	2025	2026	2027	2028	2029	2030

Primary U.S. pension plan	$(8.3)	1.3	7.2	5.2	4.1	2.3
UMWA plans	(8.1)	(3.7)	(3.7)	(3.5)	(3.4)	(3.2)
Black Lung plans	7.1	6.5	6.1	5.6	5.1	4.7
Total	$(9.3)	4.1	9.6	7.3	5.8	3.8
Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2025	2026	2027	2028	2029	2030

Payments from U.S. Plans to participants
Primary U.S. pension plan	$44.7	46.3	46.0	45.7	45.3	44.9
UMWA plans	17.8	16.5	16.6	16.6	16.5	16.3
Black Lung plans	7.4	7.2	7.1	6.6	6.8	6.3
Total	$69.9	70.0	69.7	68.9	68.6	67.5

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2026	$—	—	7.2	7.2
2027	—	—	7.1	7.1
2028	—	—	6.6	6.6
2029	—	—	6.8	6.8
2030	—	—	6.3	6.3
2031	—	—	5.7	5.7
2032	—	—	5.2	5.2
2033	—	—	4.7	4.7
2034	—	—	4.3	4.3
2035	—	—	3.9	3.9
2036	—	—	3.6	3.6
2037	—	—	3.4	3.4
2038	—	—	3.1	3.1
2039	—	3.7	2.9	6.6
2040 and thereafter	—	101.0	26.4	127.4
Total projected payments	$—	104.7	97.2	201.9

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2025. The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates. Actual amounts could differ materially from the estimated amounts.

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

In addition to the matter discussed above, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable. Except as otherwise noted, we do not believe that it is reasonably possible the ultimate disposition of any of the legal matters currently pending against the Company could have a material adverse effect on our liquidity, financial position or results of operations.

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

Valuation Allowances

	December 31,
(In millions)	2025	2024

U.S.	$57.4	44.0
Non-U.S.	79.1	74.1
Total	$136.5	118.1

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $171 million of net deferred tax assets at December 31, 2025, of which $180 million in gross deferred tax assets are related to U.S. jurisdictions.

In 2025, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward, and we recorded a $12 million valuation allowance detriment through income from continuing operations and an additional $1 million valuation allowance increase through other comprehensive income (loss). Our conclusion was based upon the One Big Beautiful Bill Act enacted in July 2025 which included modifications to the U.S. taxation of worldwide income and the deductibility of interest expense, among other tax changes. As a result, we no longer expect to be able to utilize a substantial amount of our foreign tax credit carryforwards to offset future tax prior to their expiration.

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

Additionally, we concluded that we were more-likely-than-not to realize certain state deferred tax assets, and, as a result, we recorded a $4 million valuation allowance benefit through income from continuing operations.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S. These included
•projected revenues and operating income for our U.S. entities,
•projected royalties and management fees paid to U.S. entities from subsidiaries outside the U.S.,
•projected Net CFC Tested Income ("NCTI") inclusion in our U.S. taxable income,
•estimated required contributions to our U.S. retirement plans,
•the estimated impact of U.S. tax reform and other U.S. tax legislation, and
•interest rates on projected U.S. borrowings.

Our projections assumed continued growth of our revenues and operating profit both in the U.S. and outside the U.S. Had we used different assumptions, we might have made different conclusions about the need for valuation allowances. For example, if we did not have growth in either the U.S. or non-U.S. jurisdictions with respect to the NCTI inclusions or using different assumptions, we might have concluded that we require a full valuation allowance offsetting our U.S. deferred tax assets.

Non-U.S. Deferred Tax Assets
In 2025, we recognized a tax benefit of $1 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions. In 2024, we recognized a tax expense of $1 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.

Business Acquisitions

Accounting Policy
In the three years ended December 31, 2025, we have completed multiple business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations. Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

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

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2025, we had property and equipment of $1,130.5 million, goodwill of $1,515.3 million and other intangible assets of $385.2 million, net of accumulated depreciation and amortization. We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment. Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

For our annual impairment test, we performed a qualitative assessment on these reporting units as of October 1, 2025. Factors considered in the qualitative assessment included, among other things, macroeconomic conditions, industry and market conditions, financial performance of the reporting unit, and other relevant entity and reporting unit considerations. Based on the results of the qualitative assessment, we determined that it was not more-likely-than-not that the carrying value of our reporting units exceeded their fair value. As such, we determined that a quantitative assessment was not necessary. Adverse changes in these factors could result in future impairment.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate:
Retirement cost	5.6%	5.1%	5.4%	5.6%	5.1%	5.4%	5.5%	5.1%	5.4%
Benefit obligation at year end	5.4%	5.6%	5.1%	5.3%	5.6%	5.1%	5.2%	5.5%	5.1%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year. The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2025, actual expenses for 2025 and projected expenses for 2026 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2025

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$624.2	568.3	520.7
UMWA plans	201.0	185.2	171.4

Actual 2025 and Projected 2026 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2025	2025	2025	2026	2026	2026

Primary U.S. pension plan
Discount rate assumption	5.6%	4.6%	6.6%	5.4%	4.4%	6.4%
Retirement cost	$(8.3)	(2.6)	(11.3)	$1.3	5.4	(2.3)

UMWA plans
Discount rate assumption	5.6%	4.6%	6.6%	5.3%	4.3%	6.3%
Retirement cost	$(8.1)	(7.7)	(8.5)	$(3.7)	(3.3)	(4.1)

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn. We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for actual 2025 expense. We selected 6.25% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2026 expense.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions. Our 2025 and projected 2026 expense would have been different if we had used different expected-rate-of-return assumptions. For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2025 and projected 2026 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2025	2025	2025	2026	2026	2026

Expected-return-on-asset assumption
Primary U.S. pension plan	7.00%	6.00%	8.00%	6.25%	5.25%	7.25%
UMWA plans	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%

Primary U.S. pension plan	$(8.3)	(1.9)	(14.7)	$1.3	7.3	(4.7)
UMWA plans	(8.1)	(7.0)	(9.4)	(3.7)	(2.5)	(4.9)

Effect of improving or deteriorating actual future market returns. Our funded status at December 31, 2026, and our 2027 expense will be different from currently projected amounts if our projected 2026 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2026 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2026
Primary U.S. pension plan	6.25%	12.50%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2026
Primary U.S. pension plan	$34	70	(2)
UMWA plans	(55)	(45)	(65)

2027 Expense(a)
Primary U.S. pension plan	$7	6	9
UMWA plans	(4)	(6)	(2)

(a)Actual future returns on investments will not affect our earnings until 2027 since the earnings in 2026 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2025	2026	2027	2025	2026	2027

Primary U.S. pension plan expense	$(8.3)	1.3	7.2	$7.9	4.9	3.9

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 7.0% for 2026, and we project this rate to decline to 5% in 2034 and hold at 5% thereafter. Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next nine years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 7.0% for 2026 is based on the above-described factors, combined with our recent actual experience.

Workers’ Compensation
Besides the effects of changes in medical costs, workers' compensation costs are affected by the severity and types of injuries, changes in state and federal regulations and their application and the quality of programs which assist an employee’s return to work. Our liability for future payments for workers’ compensation claims is evaluated annually with the assistance of an actuary.

Numbers of Participants
Mortality tables. We use the Society of Actuaries base mortality tables for private sector plans, Pri-2012, and the Mercer modified MP-2021 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2025	2024	2023	2022	2021
UMWA plans	2,000	2,200	2,400	2,500	2,700
Black Lung	500	700	700	800	800
U.S. pension	10,200	10,300	10,500	10,700	10,800

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

At December 31, 2025, Argentina's economy remained highly inflationary for accounting purposes. In April 2025, the Argentine government announced economic policy changes, including the removal of certain currency controls. The official exchange rate is allowed to fluctuate within a moving range.

Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina. See Note 1 for more details.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2025. Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2025, a hypothetical 10% increase in rates would increase cash outflows by approximately $7.7 million over a twelve-month period. In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 4.81% per annum at December 31, 2025. If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.37 percentage points to 5.18%. The effect on the fair values of our cumulative $1.4 billion of unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2025 levels would result in a $27.5 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations. Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations. To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time. At December 31, 2025, the notional value of our shorter outstanding foreign currency forward and swap contracts was $982 million with average contract maturities of approximately one month. These contracts primarily offset exposures in the euro, the Mexican peso, and the British pound. Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.

We have entered into cross currency swaps to hedge a portion of our net investments in certain of our subsidiaries with euro functional currency. At December 31, 2025, the notional value of these cross currency swaps contracts was $400 million with a weighted-average remaining maturity of 0.3 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 4.8 years for the cross currency swaps maturing in April 2031. The effect on the fair value of these cross currency swaps of a hypothetical 10% appreciation in the forward May 2026 euro exchange rate and a hypothetical 10% appreciation in the forward April 2031 euro exchange rate from year-end 2025 levels would result in a $44.0 million change in fair values, changing the December 31, 2025 net liability of $60.4 million to a net liability of $104.4 million.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2025 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2025 earnings into U.S. dollars	$(48.5)
Transaction gains (losses)(a)	(2.2)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries (a)	(164.1)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Brink's Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of Audit Evidence over Revenue

As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company’s operations are disbursed among many countries. The Company recorded $5,261.2 million of revenue for the year ended December 31, 2025.

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

Richmond, Virginia
February 26, 2026

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2025	2024

ASSETS

Current assets:
Cash and cash equivalents	$1,725.9	1,395.3
Restricted cash	541.0	445.1
Accounts receivable (net of allowance: 2025 - $20.6; 2024 - $24.5)	766.0	733.5
Prepaid expenses and other	296.1	314.0
Total current assets	3,329.0	2,887.9

Right-of-use assets, net	388.7	354.9
Property and equipment (net of accumulated depreciation and amortization: 2025 - $1,886.2; 2024 - $1,633.2)	1,130.5	982.7
Goodwill	1,515.3	1,434.9
Other intangibles (net of accumulated amortization: 2025 - $368.3; 2024 - $321.3)	385.2	422.3
Deferred income taxes	237.3	239.2
Other	353.2	301.2

Total assets	$7,339.2	6,623.1

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$241.1	149.3
Current maturities of long-term debt	163.1	141.7
Accounts payable	319.3	316.6
Accrued liabilities	1,180.2	1,058.1
Restricted cash held for customers	294.2	232.7
Total current liabilities	2,197.9	1,898.4

Long-term debt	3,810.1	3,605.2
Accrued pension costs	147.8	122.5
Retirement benefits other than pensions	120.4	111.5
Lease liabilities	310.2	278.6
Deferred income taxes	66.5	62.8
Other	279.0	231.6
Total liabilities	$6,931.9	6,310.6

Commitments and contingent liabilities (notes 4, 5, 14, 16, and 22)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2025 - 41.1; 2024 - 42.9	41.1	42.9
Capital in excess of par value	632.1	660.7
Retained earnings	270.1	285.4
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(267.0)	(260.4)
Foreign currency translation	(406.8)	(556.7)
Unrealized losses on available-for-sale securities	(0.9)	(3.3)
Unrealized gains on cash flow hedges	9.1	16.3
Accumulated other comprehensive loss	(665.6)	(804.1)

Brink’s shareholders	277.7	184.9

Noncontrolling interests	129.6	127.6

Total equity	407.3	312.5

Total liabilities and equity	$7,339.2	6,623.1
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2025	2024	2023

Revenues	$5,261.2	5,011.9	4,874.6

Costs and expenses:
Cost of revenues	3,903.2	3,743.1	3,707.1
Selling, general and administrative expenses	778.0	834.5	688.1
Total costs and expenses	4,681.2	4,577.6	4,395.2
Other operating income (expense)	5.5	18.7	(54.2)

Operating profit	585.5	453.0	425.2

Interest expense	(245.5)	(235.4)	(203.8)
Interest and other nonoperating income (expense)	13.9	48.7	14.4
Income from continuing operations before tax	353.9	266.3	235.8
Provision for income taxes	143.3	92.7	139.2

Income from continuing operations	210.6	173.6	96.6

Income (loss) from discontinued operations, net of tax	(0.4)	1.1	1.7

Net income	210.2	174.7	98.3
Less net income attributable to noncontrolling interests	10.5	11.8	10.6

Net income attributable to Brink’s	$199.7	162.9	87.7

Amounts attributable to Brink’s:
Continuing operations	$200.1	161.8	86.0
Discontinued operations	(0.4)	1.1	1.7

Net income attributable to Brink’s	$199.7	162.9	87.7

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$4.74	3.65	1.86
Discontinued operations	(0.01)	0.03	0.04
Net income	4.73	3.68	1.90

Diluted:
Continuing operations	$4.70	3.61	1.83
Discontinued operations	(0.01)	0.03	0.04
Net income	4.69	3.63	1.87

Weighted-average shares
Basic	42.2	44.3	46.2
Diluted	42.5	44.8	46.9

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2025	2024	2023

Net income	$210.2	174.7	98.3

Net benefit plan adjustments:
Net benefit plan actuarial adjustment	(1.1)	74.5	(3.9)
Net benefit plan prior service adjustment	(9.8)	(18.0)	(11.8)
Net deferred profit sharing adjustment	1.7	(0.6)	0.4
Total benefit plan adjustments	(9.2)	55.9	(15.3)

Net foreign currency translation adjustment	144.4	(183.7)	58.2
Net change on available-for-sale securities	3.4	(6.7)	4.2
Net change on cash flow hedges	(8.0)	(2.1)	(9.4)
Other comprehensive income (loss) before tax	130.6	(136.6)	37.7
Provision (benefit) for income taxes	(13.1)	12.0	(4.5)

Other comprehensive income (loss)	143.7	(148.6)	42.2

Comprehensive income	353.9	26.1	140.5
Less comprehensive income attributable to noncontrolling interests	15.5	11.3	8.3

Comprehensive income attributable to Brink’s	$338.4	14.8	132.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2025, 2024 and 2023

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2022	46.3	$46.3	684.1	417.2	(700.5)	123.1	570.2
Net income	—	—	—	87.7	—	10.6	98.3
Other comprehensive income (loss)	—	—	—	—	44.5	(2.3)	42.2
Shares repurchased(a)	(2.3)	(2.3)	(38.9)	(132.1)	—	—	(173.3)
Dividends to:
Brink’s common shareholders ($0.8600 per share)	—	—	—	(39.6)	—	—	(39.6)
Noncontrolling interests	—	—	—	—	—	(7.7)	(7.7)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	32.1	—	—	—	32.1
Other share-based benefit transactions	0.5	0.5	(1.7)	(0.2)	—	—	(1.4)
Acquisitions of noncontrolling interests(b)	—	—	0.3	—	—	(0.9)	(0.6)
Balance as of December 31, 2023	44.5	44.5	675.9	333.0	(656.0)	122.8	520.2
Net income	—	—	—	162.9	—	11.8	174.7
Other comprehensive loss	—	—	—	—	(148.1)	(0.5)	(148.6)
Shares repurchased(a)	(2.1)	(2.1)	(34.6)	(168.5)	—	—	(205.2)
Dividends to:
Brink’s common shareholders ($0.9475 per share)	—	—	—	(41.8)	—	—	(41.8)
Noncontrolling interests	—	—	—	—	—	(6.1)	(6.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	36.5	—	—	—	36.5
Other share-based benefit transactions	0.5	0.5	(17.3)	(0.2)	—	—	(17.0)
Acquisitions of noncontrolling interests(b)	—	—	0.2	—	—	(0.4)	(0.2)
Balance as of December 31, 2024	42.9	42.9	660.7	285.4	(804.1)	127.6	312.5
Net income	—	—	—	199.7	—	10.5	210.2
Other comprehensive income	—	—	—	—	138.7	5.0	143.7
Shares repurchased(a)	(2.2)	(2.2)	(35.7)	(172.7)	—	—	(210.6)
Dividends to:
Brink’s common shareholders ($1.0075 per share)	—	—	—	(42.3)	—	—	(42.3)
Noncontrolling interests	—	—	—	—	—	(6.5)	(6.5)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	26.0	—	—	—	26.0
Consideration from exercise of stock options	—	—	0.6	—	—	—	0.6
Other share-based benefit transactions	0.4	0.4	(20.1)	—	—	—	(19.7)
Acquisitions of noncontrolling interests(b)	—	—	0.6	—	(0.2)	(7.0)	(6.6)
Balance as of December 31, 2025	41.1	$41.1	632.1	270.1	(665.6)	129.6	407.3

(a)Amounts do not agree to cash paid to repurchase shares in the consolidated statements of cash flows or Note 18. The difference is due to the timing of the cash settlements for shares repurchased near the end of the year plus the accrual of liabilities to pay excise taxes resulting from share repurchases.
(b)These amounts represent the impact of transactions in which we acquired or disposed of noncontrolling ownership interests in certain companies where we had an existing controlling interest prior to and after the related acquisition or disposal transactions.

* Accumulated other comprehensive income (loss)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$210.2	174.7	98.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	0.4	(1.1)	(1.7)
Depreciation and amortization	290.8	293.3	275.8
Share-based compensation expense	26.0	36.5	32.1
Deferred income taxes	21.3	(18.0)	22.7
(Gain) loss on marketable securities, sale of property and equipment and derivatives	23.3	(15.5)	10.9
Impairment losses	8.7	4.8	10.3
Retirement benefit funding (more) less than expense:
Pension	(2.1)	(6.1)	(10.2)
Other than pension	(6.6)	(8.1)	(5.5)
Unrealized foreign currency (gains) losses	10.1	(41.8)	79.1
Other operating	(0.5)	16.0	26.1
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and income taxes receivable	(1.5)	15.6	69.0
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(6.4)	122.4	(36.3)
Increase (decrease) in restricted cash held for customers	46.1	(42.9)	59.5
Increase (decrease) in customer obligations	16.5	(77.7)	66.0
(Increase) decrease in prepaid and other current assets	15.8	(15.5)	24.6
Other	(12.6)	(10.6)	(18.3)
Net cash provided by operating activities	639.5	426.0	702.4

Cash flows from investing activities:
Capital expenditures	(203.1)	(222.5)	(202.7)
Acquisitions, net of cash acquired	(6.0)	(19.1)	(1.5)
Dispositions, net of cash disposed	—	—	1.1
Marketable securities:
Purchases	(123.2)	(71.8)	(134.7)
Sales	135.1	57.2	150.4
Cash proceeds from sale of property and equipment	18.5	29.2	18.4
Net change in loans held for investment	7.0	7.1	(11.1)
Net change in economic hedges	(22.1)	4.0	—
Other	(8.6)	(0.3)	(0.6)
Discontinued operations	—	—	0.9
Net cash used in investing activities	(202.4)	(216.2)	(179.8)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	78.1	12.9	98.6
Long-term revolving credit facilities:
Borrowings	18,103.2	12,857.3	9,265.7
Repayments	(17,886.2)	(12,865.0)	(9,273.8)
Other long-term debt:
Borrowings	43.9	847.4	25.4
Repayments	(164.0)	(527.4)	(97.1)
Acquisition of noncontrolling interests	(6.6)	(0.2)	(0.6)
Cash paid for acquisition related settlements and obligations	—	(0.8)	(11.1)
Debt financing costs	(1.0)	(10.6)	—
Repurchase shares of Brink's common stock	(209.4)	(203.6)	(169.9)
Dividends to:
Shareholders of Brink’s	(42.3)	(41.8)	(39.6)
Noncontrolling interests in subsidiaries	(6.5)	(6.1)	(7.7)
Proceeds from exercise of stock options	0.6	—	—
Tax withholdings associated with share-based compensation	(21.6)	(18.6)	(8.0)
Other	(2.3)	(1.3)	11.0
Net cash provided by (used in) financing activities	(114.1)	42.2	(207.1)
Effect of exchange rate changes on cash	103.5	(95.2)	(42.4)
Cash, cash equivalents and restricted cash:
Increase	426.5	156.8	273.1
Balance at beginning of period	1,840.4	1,683.6	1,410.5
Balance at end of period	$2,266.9	1,840.4	1,683.6
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

Restricted Cash
Cash that is held for a specific purpose and is not available for immediate or general business use due to external restrictions is classified in our consolidated balance sheets as restricted cash. In Malaysia, we offer ATM replenishment services to certain of our financial institution customers. Providing this service requires our Malaysia subsidiary to take temporary title to the cash received in advance of ATM replenishment. The cash for which we have temporary title is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering. In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with this offering, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, we are required to maintain a restricted cash reserve and, due to this contractual restriction, we have classified these amounts as restricted cash (see Note 19).

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We assess the collectability of our receivables on a pool basis, which we aggregate by geographical location. We determine historical loss rates for each pool and these historical loss rates represent the primary assumption used in estimating the allowance for doubtful accounts. We monitor the aging of accounts receivable by country along with any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of receivables that were not contemplated or relevant during a previous period. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Right-of-Use Assets
For operating leases, right-of-use assets (and related lease liabilities) are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. See Note 16 for further information.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method based on the estimated useful lives of individual assets or classes of assets.

Leased property and equipment meeting financing lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Amortization is calculated on the straight-line method based on the lease term. See Note 16 for further information.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Intangible assets arising from business acquisitions include customer lists, customer relationships, developed technology, covenants not to compete, trademarks and other identifiable intangibles. At December 31, 2025, finite-lived intangible assets have remaining useful lives ranging from 1 to 11 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested for impairment at least annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. We perform the test of goodwill impairment at the reporting unit level. Goodwill is assigned to one or more reporting units at the date of acquisition.

When testing goodwill for impairment, we may assess qualitative factors to determine whether reporting unit fair values are greater than their carrying values. Alternatively, when performing a quantitative assessment, we estimate the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with the greatest weight placed on the Income Approach. The resulting reporting unit fair values are compared to each reporting unit's carrying value. We have had no significant impairments of goodwill in the last three years.

Other indefinite-lived intangibles are also tested for impairment at least annually by comparing their carrying values to their estimated fair values. We have had no significant impairments of indefinite-lived intangibles in the last three years.

Long-lived assets other than goodwill and other indefinite-lived intangibles are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. See Note 7 for further information.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 3% of our consolidated revenues for the year ended December 31, 2025, and 4% for the years ended December 31, 2024, and 2023.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2023, the Argentine peso declined by approximately 79% (from 178.6 to 833.3 pesos to the U.S. dollar). For the year ended December 31, 2024, the Argentine peso declined by approximately 19% (from 833.3 to 1,031.0 pesos to the U.S. dollar). For the year ended December 31, 2025, the Argentine peso declined approximately 29% (from 1,031.0 to 1,451.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2025, we recognized $17.0 million in pretax remeasurement losses. In 2024 and in 2023, we recognized $18.4 million and $79.1 million in pretax remeasurement losses, respectively. Argentine peso-denominated nonmonetary assets and liabilities are recorded at historical cost based on the currency exchange rate at the time the asset or liability was acquired.

At December 31, 2025, Argentina's economy remained highly inflationary for accounting purposes. At December 31, 2025, we had net monetary assets denominated in Argentine pesos of $23.4 million (including cash of $24.9 million). At December 31, 2025, we had net nonmonetary assets of $140.7 million (including $102.5 million of goodwill and $7.7 million in debt securities denominated in Argentine pesos).

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

Venezuela
Our Venezuelan operations offer transportation and route-based logistics management services for cash and valuables throughout Venezuela. Currency exchange regulations, combined with other government regulations, such as price controls and strict labor laws, significantly limit our ability to make and execute operational decisions at our Venezuelan subsidiaries. As a result of the conditions, we do not meet the accounting criteria for control over our Venezuelan operations and, as a result, we report the results of our investment in our Venezuelan subsidiaries using the cost method of accounting, the basis of which approximates zero. Prior to the imposition of the U.S. government sanctions, we provided immaterial amounts of financial support to our Venezuela operations. We continue to monitor the situation in Venezuela, including changes in the political and regulatory environment, as well as U.S. sanctions impacting the operations.

Depreciation Adjustment
In accordance with our highly inflationary accounting policy, property, plant and equipment owned by Brink’s Argentina are considered nonmonetary assets. These assets retain a higher historical basis when the currency is devalued and the higher historical basis results in incremental depreciation expense being recognized. In the second quarter of 2025, we identified a prior period overstatement of depreciation related to Brink’s Argentina property, plant and equipment. The accounting error was corrected resulting in a $13.6 million increase to second quarter 2025 net income and no impact to first half 2025 net cash provided by operating activities. We have concluded that the impact of this accounting error was not material to the current year or any prior period financial statements. Consistent with our treatment of the impact of Argentina highly inflationary accounting, this adjustment has been excluded from segment results and is reported as part of Other Items not Allocated to Segments.

Concentration of Credit Risks
We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic breadth of our customers, limits our concentration of risk with respect to accounts receivable. Financial instruments which potentially subject us to concentrations of credit risks are principally cash and cash equivalents and accounts receivable. Cash and cash equivalents are held by major financial institutions.

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

Our global methodology for estimating the allowance for doubtful accounts involves identifying higher‑risk customer accounts, evaluating current and expected economic conditions, and estimating allowances for significantly past‑due receivables to ensure adequate provisioning for at‑risk balances.

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

New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and we adopted the provisions of ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Expanded disclosures are reflected in Note 5.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Twelve months ended December 31, 2025

Reportable Segments:
North America	$1,208.9	533.7	1,742.6
Latin America	1,035.1	254.5	1,289.6
Europe	818.2	611.3	1,429.5
Rest of World	736.9	62.6	799.5
Total reportable segments	$3,799.1	1,462.1	5,261.2

Twelve months ended December 31, 2024

Reportable Segments:
North America	$1,207.0	442.7	1,649.7
Latin America	1,095.5	215.5	1,311.0
Europe	803.7	501.3	1,305.0
Rest of World	694.2	52.0	746.2
Total reportable segments	$3,800.4	1,211.5	5,011.9

Twelve months ended December 31, 2023

Reportable Segments:
North America	$1,216.8	384.3	1,601.1
Latin America	1,149.1	183.2	1,332.3
Europe	800.4	413.2	1,213.6
Rest of World	696.4	31.2	727.6
Total reportable segments	$3,862.7	1,011.9	4,874.6

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be billed or amortized within one year ($11.0 million at December 31, 2025) are included in prepaid expenses and other on the consolidated balance sheet. Amounts not expected to be billed and collected within one year ($16.6 million at December 31, 2025) are reported in other noncurrent assets on the consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2025)	$733.5	22.2	15.0
Closing (December 31, 2025)	766.0	27.6	15.0
Increase (decrease)	$32.5	5.4	—

The amount of revenue recognized in 2025 that was included in the January 1, 2025 contract liability balance was $14.7 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the twelve months ended December 31, 2025 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At December 31, 2025, the net capitalized costs to obtain contracts was included in other assets on the consolidated balance sheet. The capitalized amounts at December 31, 2025 and December 31, 2024 were $14.3 million and $12.8 million, respectively.

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

Operations in certain geographies were moved from the Rest of World segment to the Europe segment, effective December 31, 2025 in order to align with management reporting. We have recast all prior periods presented to provide consistent comparability.

	Year Ended December 31, 2025
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,742.6	1,289.6	1,429.5	799.5	5,261.2
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	606.3	574.3	619.2	200.4
Other cost of revenues segment items(b)	667.9	350.9	474.5	357.3
Total cost of revenues(a)	1,274.2	925.2	1,093.7	557.7

Selling, general, and administrative(a)	221.7	120.5	158.6	63.6
Segment operating profit	$246.7	243.9	177.2	178.2	846.0

	Year Ended December 31, 2024
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,649.7	1,311.0	1,305.0	746.2	5,011.9
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	624.0	572.1	578.5	202.5
Other cost of revenues segment items(b)	608.2	349.3	425.9	329.7
Total cost of revenues(a)	1,232.2	921.4	1,004.4	532.2

Selling, general, and administrative(a)	223.5	117.3	149.5	58.6
Segment operating profit	$194.0	272.3	151.1	155.4	772.8

	Year Ended December 31, 2023
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,601.1	1,332.3	1,213.6	727.6	4,874.6
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	633.2	574.6	546.7	203.1
Other cost of revenues segment items(b)	583.4	354.1	405.9	321.7
Total cost of revenues(a)	1,216.6	928.7	952.6	524.8

Selling, general, and administrative(a)	199.3	123.3	124.0	50.7
Segment operating profit	$185.2	280.3	137.0	152.1	754.6
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

	Years Ended December 31,
(In millions)	2025	2024	2023

Segment operating profit	$846.0	772.8	754.6

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	(147.0)	(167.3)	(154.9)
Foreign currency transaction gains	10.9	23.9	15.3
Other items not allocated to segments(a):
Reorganization and restructuring	(1.4)	(1.5)	(17.6)
Acquisitions and dispositions	(78.5)	(62.5)	(70.6)
Argentina highly inflationary impact(b)	(10.2)	(35.0)	(86.8)
Transformation initiatives	(26.0)	(28.4)	(5.5)
DOJ/FinCEN investigations	(6.5)	(45.7)	—
Chile antitrust matter	(0.8)	(1.3)	(0.5)
Non-routine auto loss matter	(1.0)	(2.0)	(8.0)
Reporting compliance	—	—	(0.8)
Operating profit	$585.5	453.0	425.2
(a)See "Other Items not Allocated to Segments" for a description of these items.
(b)See "Depreciation Adjustment" in Note 1 for more details.

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

Transformation initiatives During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model. The program is designed to help us standardize our commercial and operational systems and processes, drive continuous improvement and achieve operational excellence. The transformation costs primarily include third-party professional services, project management charges and severance. These costs relate to a discrete program.

DOJ/FinCEN investigations In 2024, we recorded a charge for a probable loss in connection with U.S. Department of Justice ("DOJ") and U.S. Department of the Treasury’s (the "U.S. Treasury") Financial Crimes Enforcement Network ("FinCEN") investigations. Additionally, we have incurred third-party costs, primarily legal costs, associated with these matters, including upfront expenses that are directly attributable to establishing compliance programs. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN.

Chile antitrust matter We have recorded charges for a contingent loss associated with an investigation initiated by the Chilean Fiscalía Nacional Económica or "FNE" (the Chilean antitrust agency). The investigation is related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. Additionally, we have incurred third-party costs, primarily legal costs, associated with this matter. See Note 22 for details.

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

	Years Ended December 31,
(In millions)	2025	2024	2023

Capital Expenditures by Reportable Segment
North America	$59.7	62.6	43.8
Latin America	24.2	33.0	48.8
Europe	73.3	79.9	77.5
Rest of World	43.4	42.6	25.2
Total reportable segments	200.6	218.1	195.3
Corporate items	2.5	4.4	7.4
Total	$203.1	222.5	202.7

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$85.1	82.4	73.9
Latin America	56.2	53.9	53.6
Europe	71.5	61.0	58.0
Rest of World	24.3	22.2	20.6
Total reportable segments	237.1	219.5	206.1
Corporate items	2.6	3.5	5.3
Argentina highly inflationary impact	(7.8)	12.0	5.4
Reorganization and restructuring	—	—	1.2
Depreciation and amortization of property and equipment	231.9	235.0	218.0

Amortization of intangible assets(a)	58.9	58.3	57.8
Total	$290.8	293.3	275.8
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2025	2024

Assets held by Reportable Segment
North America	$2,166.7	2,089.8
Latin America	1,211.6	1,171.7
Europe	2,458.9	1,988.3
Rest of World	1,070.9	991.5
Total reportable segments	6,908.1	6,241.3
Corporate items	431.1	381.8
Total	$7,339.2	6,623.1

	December 31,
(In millions)	2025	2024

Long-Lived Assets by Significant Country(a)
Non-U.S.:
France	$143.1	113.2
Mexico	125.0	106.5
Other	544.7	432.0
Subtotal	812.8	651.7
U.S.	317.7	331.0
Total	$1,130.5	982.7
(a)Long-lived assets include only property and equipment, net.

	Years Ended December 31,
(In millions)	2025	2024	2023

Revenues by Significant Country(a)
Outside the U.S.:
Mexico	$576.4	582.8	563.8
France	470.8	447.1	413.2
Brazil	285.2	283.2	309.8
United Kingdom	236.1	190.7	188.7
Netherlands	183.6	170.3	149.7
Argentina	168.2	190.7	207.1
Canada	129.7	123.1	118.0
Other	1,598.3	1,497.4	1,441.2
Subtotal	3,648.3	3,485.3	3,391.5
U.S.	1,612.9	1,526.6	1,483.1
Total	$5,261.2	5,011.9	4,874.6
(a)Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2025	2024

Net assets outside the U.S. by Geographic Area
Canada	$46.6	46.9
Latin America(a)	676.8	750.4
Europe(a)(b)	1,354.9	1,061.7
Middle East, Africa and Asia ("MEAA") (a)(b)	556.7	606.5
Total	$2,635.0	2,465.5
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

Components of Net Periodic Pension Cost (Credit)

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023

Service cost	$—	—	—	$8.3	8.7	7.6	$8.3	8.7	7.6
Interest cost on projected benefit obligation	31.3	30.7	32.4	18.0	17.7	18.1	49.3	48.4	50.5
Return on assets – expected	(44.5)	(46.4)	(47.2)	(11.5)	(11.4)	(11.1)	(56.0)	(57.8)	(58.3)
Amortization of losses	5.2	5.2	1.6	2.8	2.6	1.8	8.0	7.8	3.4
Amortization of prior service cost	—	—	—	0.1	0.1	—	0.1	0.1	—
Settlement loss	—	—	—	1.2	1.1	—	1.2	1.1	—
Net periodic pension cost (credit)	$(8.0)	(10.5)	(13.2)	$18.9	18.8	16.4	$10.9	8.3	3.2

The components of net periodic pension cost and net periodic post-retirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2025	2024	2025	2024	2025	2024

Benefit obligation at beginning of year	$585.7	629.2	347.8	383.1	933.5	1,012.3
Service cost	—	—	8.3	8.7	8.3	8.7
Interest cost	31.3	30.7	18.0	17.7	49.3	48.4
Participant contributions	—	—	0.6	0.6	0.6	0.6
Plan amendments	—	—	(0.3)	—	(0.3)	—
Plan combinations	—	—	1.0	2.2	1.0	2.2
Curtailments	—	—	(0.1)	0.1	(0.1)	0.1
Settlements	—	—	(2.7)	(0.9)	(2.7)	(0.9)
Benefits paid	(45.4)	(45.0)	(20.8)	(22.4)	(66.2)	(67.4)
Actuarial (gains) losses	2.6	(29.2)	(3.9)	(10.6)	(1.3)	(39.8)
Foreign currency exchange effects	—	—	35.2	(30.7)	35.2	(30.7)
Benefit obligation at end of year	$574.2	585.7	383.1	347.8	957.3	933.5

Fair value of plan assets at beginning of year	$587.7	611.6	238.5	259.3	826.2	870.9
Return on assets – actual	54.4	20.4	(5.0)	2.9	49.4	23.3
Participant contributions	—	—	0.6	0.6	0.6	0.6
Plan combinations	—	—	1.0	2.2	1.0	2.2
Employer contributions	0.7	0.7	12.3	13.7	13.0	14.4
Settlements	—	—	(2.7)	(0.9)	(2.7)	(0.9)
Benefits paid	(45.4)	(45.0)	(20.8)	(22.4)	(66.2)	(67.4)
Foreign currency exchange effects	—	—	19.8	(16.9)	19.8	(16.9)
Fair value of plan assets at end of year	$597.4	587.7	243.7	238.5	841.1	826.2

Funded status	$23.2	2.0	(139.4)	(109.3)	(116.2)	(107.3)

Included in:
Noncurrent asset	$29.2	8.2	13.2	12.7	42.4	20.9
Current liability, included in accrued liabilities	0.6	0.6	10.2	5.1	10.8	5.7
Noncurrent liability	5.4	5.6	142.4	116.9	147.8	122.5
Net pension (asset) liability	$(23.2)	(2.0)	139.4	109.3	116.2	107.3

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2025	2024	2025	2024	2025	2024

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(178.8)	(187.2)	(33.4)	(43.1)	(212.2)	(230.3)
Net actuarial gains (losses) arising during the year	7.3	3.2	(12.6)	2.0	(5.3)	5.2
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	5.2	5.2	4.0	3.7	9.2	8.9
Foreign currency exchange effects	—	—	(2.5)	4.0	(2.5)	4.0
End of year	$(166.3)	(178.8)	(44.5)	(33.4)	(210.8)	(212.2)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(0.5)	(0.7)	(0.5)	(0.7)
Prior service credit (cost) from plan amendments during the year	—	—	0.3	—	0.3	—
Reclassification adjustment for amortization of prior service cost included in net income (loss)	—	—	0.1	0.1	0.1	0.1
Foreign currency exchange effects	—	—	0.1	0.1	0.1	0.1
End of year	$—	—	—	(0.5)	—	(0.5)

U.S. Plans
The net actuarial gains of $7.3 million in 2025 and gains of $3.2 million in 2024 were mainly driven by changes in the primary U.S. pension plan. The 2025 net actuarial gains arose primarily from higher actual return on assets than expected ($10 million), partially offset by a net actuarial obligation loss ($3 million). The net actuarial obligation loss was driven by a lower discount rate at the end of the year ($10 million), partially offset by gains from updated retirement assumptions and census data ($8 million). The 2024 net gains arose primarily from a higher discount rate at the end of the year ($27 million) and census data updates ($2 million), which were largely offset by lower actual return on assets than expected ($26 million).

Non-U.S. Plans
The net actuarial losses of $12.6 million in 2025 were primarily due to actual return on assets being lower than expected ($17 million), partially offset by a net actuarial obligation gain ($4 million). The net actuarial obligation gain was driven by higher discount rates at the end of the year ($19 million), partially offset by losses from updated assumptions ($15 million). The net actuarial gains of $2.0 million in 2024 were primarily due to a better obligation experience ($11 million) driven by higher discount rates at the end of the year, which was mostly offset by actual return on assets being lower than expected ($9 million).

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2025 and 2024 are aggregated below. The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted. The PBO includes assumptions about future compensation levels for plans that have not been frozen. The total ABO for our U.S. pension plans was $574.2 million in 2025 and $585.7 million in 2024. The total ABO for our Non-U.S. pension plans was $343.5 million in 2025 and $317.6 million in 2024.

Information for Pension Plans with an ABO in Excess of Plan Assets

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2025	2024	2025	2024	2025	2024

Fair value of plan assets	$—	—	96.1	92.0	96.1	92.0
Accumulated benefit obligation	6.0	6.2	216.6	191.2	222.6	197.4
Projected benefit obligation	6.0	6.2	248.7	214.0	254.7	220.2

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023

Discount rate:
Pension cost	5.6%	5.1%	5.4%	5.0%	4.9%	5.4%
Benefit obligation at year end	5.4%	5.6%	5.1%	5.5%	5.0%	4.9%

Expected return on assets – pension cost	7.00%	7.00%	7.00%	4.65%	4.58%	4.59%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	1.9%	2.0%	1.9%
Benefit obligation at year end	N/A	N/A	N/A	2.3%	1.9%	2.0%

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

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations. We do not expect to make contributions to our primary U.S. pension plan in 2026. We expect to contribute $12.1 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2026.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2025, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2026	$46.9	24.8	71.7
2027	46.6	24.4	71.0
2028	46.2	27.2	73.4
2029	45.9	28.1	74.0
2030	45.4	29.3	74.7
2031 through 2035	216.5	160.5	377.0

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023

Service cost	$—	—	—	$0.2	0.1	0.3	$0.2	0.1	0.3
Interest cost on APBO	9.8	9.6	11.1	4.4	4.6	5.3	14.2	14.2	16.4
Return on assets – expected	(9.7)	(10.2)	(10.3)	—	—	—	(9.7)	(10.2)	(10.3)
Amortization of losses	2.0	1.7	5.1	3.1	4.3	4.8	5.1	6.0	9.9
Amortization of prior service credit	(10.2)	(9.4)	(11.0)	—	—	(0.1)	(10.2)	(9.4)	(11.1)
Net periodic postretirement cost (credit)	$(8.1)	(8.3)	(5.1)	$7.7	9.0	10.3	$(0.4)	0.7	5.2

The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2025	2024	2025	2024	2025	2024

APBO at beginning of year	$172.2	214.0	77.8	91.3	250.0	305.3
Service cost	—	—	0.2	0.1	0.2	0.1
Interest cost	9.8	9.6	4.4	4.6	14.2	14.2
Plan amendments	—	8.8	—	—	—	8.8
Benefits paid	(17.8)	(20.7)	(7.5)	(8.3)	(25.3)	(29.0)
Actuarial (gains) losses, net	21.0	(39.5)	(3.7)	(7.3)	17.3	(46.8)
Foreign currency exchange effects	—	—	0.9	(2.6)	0.9	(2.6)
APBO at end of year	$185.2	172.2	72.1	77.8	257.3	250.0

Fair value of plan assets at beginning of year	$129.5	136.1	—	—	129.5	136.1
Return on assets – actual	19.2	13.6	—	—	19.2	13.6
Employer contributions	—	—	7.5	8.3	7.5	8.3
Net transfers to (from) plan assets	(1.3)	0.5	—	—	(1.3)	0.5
Benefits paid	(17.8)	(20.7)	(7.5)	(8.3)	(25.3)	(29.0)
Fair value of plan assets at end of year	$129.6	129.5	—	—	129.6	129.5

Funded status	$(55.6)	(42.7)	(72.1)	(77.8)	(127.7)	(120.5)

Included in:
Current, included in accrued liabilities	$—	—	7.3	9.0	7.3	9.0
Noncurrent	55.6	42.7	64.8	68.8	120.4	111.5
Retirement benefits other than pension liability	$55.6	42.7	72.1	77.8	127.7	120.5

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2025	2024	2025	2024	2025	2024

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(29.1)	(73.7)	(32.6)	(44.4)	(61.7)	(118.1)
Net actuarial gains (losses) arising during the year	(11.5)	42.9	3.7	7.3	(7.8)	50.2
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	2.0	1.7	3.2	4.3	5.2	6.0
Foreign currency exchange effects	—	—	0.1	0.2	0.1	0.2
End of year	$(38.6)	(29.1)	(25.6)	(32.6)	(64.2)	(61.7)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$51.5	69.7	0.2	0.2	51.7	69.9
Prior service credit from plan amendments during the year	—	(8.8)	—	—	—	(8.8)
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(10.2)	(9.4)	(0.1)	—	(10.3)	(9.4)
Foreign currency exchange effects	—	—	—	—	—	—
End of year	$41.3	51.5	0.1	0.2	41.4	51.7

UMWA Plans
The net actuarial losses of $11.5 million in 2025 arose primarily due to claims assumptions updates ($17 million), and lower discount rate at the end of the year ($4 million), partially offset by higher actual return on assets than expected ($10 million). The net actuarial gains of $42.9 million in 2024 arose primarily due to claim assumptions updates ($35 million), higher actual return on assets than expected ($3 million), and higher discount rate at the end of the year ($7 million), partially offset by payments higher than expected ($4 million).

Black Lung and Other Plans
We recognized net actuarial gains of $3.7 million in 2025. This was primarily due to census data updates ($4 million). We recognized net actuarial gains of $7.3 million in 2024. This was primarily due to a higher discount rate compared to the prior period ($4 million) and claims assumptions updates ($7 million), partially offset by census data updates ($4 million).

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 81 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2025	2024	2023

Weighted-average discount rate:
Postretirement cost:
UMWA plans	5.6%	5.1%	5.4%
Black lung	5.5%	5.1%	5.4%
Weighted-average	5.7%	5.3%	5.6%
Benefit obligation at year end:
UMWA plans	5.3%	5.6%	5.1%
Black lung	5.2%	5.5%	5.1%
Weighted-average	5.5%	5.7%	5.3%
Expected return on assets	8.00%	8.00%	8.00%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2025 APBO is 7.0% for 2026, declining to 5.0% in 2034 and thereafter (in 2024: 6.5% for 2025 declining to 5.0% in 2031 and thereafter). For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2025 APBO was 5.0% (in 2024: 5.0%). Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2025 APBO is 7.0% for 2026, declining to 5.0% in 2034 (in 2024: 6.5% for 2025, declining to 5.0% in 2031). For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2025 APBO is 4.8% (in 2024: 4.8%).

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

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2025, we expect the Company to contribute $7.3 million in cash to the plans to pay 2026 beneficiary payments for black lung and other plans. We do not expect to contribute cash to our UMWA plans in 2026 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2039 based on actuarial assumptions. Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2025, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2026	$16.5	7.3	23.8
2027	16.6	7.2	23.8
2028	16.6	6.6	23.2
2029	16.5	6.9	23.4
2030	16.3	6.4	22.7
2031 through 2035	75.3	25.5	100.8

Retirement Plan Assets
U.S. Plans

		December 31, 2025			December 31, 2024
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$5.8	—	—	3.8	—	—
Equity securities:
Global managed volatility equities(a)	1	55.8	10	10	—	—	—
U.S. large-cap(a)	—	—	—	—	75.2	13	14
U.S. small/mid-cap(a)	—	—	—	—	20.9	4	4
International(a)	—	—	—	—	66.7	11	12
Fixed-income securities:
Long duration - mutual fund(d)	1	454.1	90	90	343.8	68	70
Long duration - Treasury strips(d)	2	81.7			55.3
Other types of investments:
Core property(g) (l)		—	—	—	21.3	4	—
Structured credit(h) (l)		—	—	—	0.7	—	—
Total		$597.4	100	100	587.7	100	100

UMWA Plans
Cash, cash equivalents and receivables		$0.3	—	—	—	—	—
Equity securities:
U.S. large-cap(a)	1	30.5	24	24	29.3	23	24
U.S. small/mid-cap(a)	1	13.4	10	11	13.3	10	11
International(a)	1	32.9	25	25	30.7	24	26
Emerging markets(b)	1	5.0	4	4	4.8	3	4
Dynamic asset allocation(c)	1	8.9	7	7	8.6	7	7
Fixed-income securities:
High yield(e)	1	2.4	2	2	2.4	2	2
Emerging markets(f)	1	4.8	4	4	4.8	4	4
Multi asset real return(i)	1	5.9	4	5	6.0	4	5
Other types of investments:
Core property(g) (l)		6.8	5	5	10.6	8	5
Structured credit(h) (l)		10.9	8	8	10.0	8	5
Global private equity(j) (l)		7.1	6	5	8.2	6	7
Energy debt(k) (l)		0.7	1	—	0.8	1	—
Total		$129.6	100	100	129.5	100	100
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
(d)This category represents actively managed mutual funds that seek to duplicate the risk and return characteristics of an intermediate to a long-term fixed-income security portfolio with an approximate duration of 10 to 15 years and longer. This is achieved by using an intermediate duration credit bond fund and a long duration credit bond mutual fund. This category also includes Treasury future contracts and zero-coupon securities created by the U.S. Treasury.
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

Most of the investments of our U.S. retirement plans can be redeemed daily. The structured credit investment can be redeemed quarterly with 65 days’ notice. The core property fund investments can be redeemed quarterly with 105 days’ notice.

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2025			December 31, 2024
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.6	—	—	0.5	—	—
Equity securities:
U.S. equity funds(a)	7.7			7.3
Canadian equity funds(a)	2.4			1.8
European equity funds(a)	—			0.6
Emerging markets(a)	0.1			—
Other global equity funds(a)	7.3			8.1
Total equity securities	17.5	7	8	17.8	7	8
Fixed-income securities:
Canadian fixed-income securities(b)	57.3			49.7
European fixed-income funds(c)	16.5			13.4
High-yield(d)	0.1			0.3
Emerging markets(e)	0.2			0.3
Long-duration(f)	50.1			57.5
Total fixed-income securities	124.2	51	49	121.2	51	49
Other types of investments:
Guaranteed contract value(g)	79.1	33	36	77.9	33	36
Property funds(h)	6.4	9	7	6.2	9	7
Global infrastructure fund(i)	8.5			7.5
Other	7.4			7.4
Total other types of investments	101.4			99.0
Total	$243.7	100	100	238.5	100	100

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
(b)This category seeks to duplicate the risk and return characteristics of an intermediate to a long-term fixed-income security portfolio with an approximate duration of 10 to 15 years and longer. This is achieved by using a mix of actively managed fixed income mutual funds, which invest in bonds issued by Canadian issuers, as well as Canadian-dollar denominated zero-coupon securities issued by the Canadian Federal and Provincial governments, and agencies thereof.
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

Asset allocation strategies for our non-U.S. plans are designed to accumulate a diversified portfolio among markets and asset classes in order to reduce market risk and increase the likelihood that pension assets are available to pay benefits as they are due. Assets of non-U.S. pension plans are invested primarily using actively managed accounts. The weighted-average asset allocation targets are listed in the table above, and reflect limitations on types of investments held and allocations among asset classes, as required by local regulation or market practice of the country where the assets are invested. Most of the investments of our non-U.S. retirement plans can be redeemed at least monthly, except for a portion of “Other” in the above table, which can be redeemed quarterly.

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2025	December 31, 2024

Quoted prices in active markets for identical assets (Level 1)	$111.3	89.6
Significant other observable inputs (Level 2)	23.7	43.4
Guaranteed contract value (Level 3)(a)	79.1	77.9
Other insurance contract value (Level 3)(b)	3.8	3.0
Net asset value per share practical expedient(c)	25.8	24.6
Total fair value	$243.7	238.5

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

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement. We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. We matched the first 2% of employees' eligible contributions to our U.S. 401(k) plan. Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2025	2024	2023

U.S. 401(k)	$9.8	9.9	9.9
Other plans	13.1	13.3	10.7
Total	$22.9	23.2	20.6

Note 5 - Income Taxes

	Years Ended December 31,
(In millions)	2025	2024	2023

Income (loss) from continuing operations before income taxes
U.S.	$71.6	(39.3)	1.8
Foreign	282.3	305.6	234.0
Income from continuing operations before income taxes	$353.9	266.3	235.8

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$3.7	1.0	2.7
State	5.4	3.4	4.0
Foreign	112.9	106.3	109.8
Current tax expense	122.0	110.7	116.5

Deferred tax expense (benefit)
U.S. federal	$10.6	(25.0)	30.4
State	0.5	1.4	(4.0)
Foreign	10.2	5.6	(3.7)
Deferred tax expense (benefit)	21.3	(18.0)	22.7

Total Income tax expense (benefit)
U.S. federal	$14.3	(24.0)	33.1
State	5.9	4.8	—
Foreign	123.1	111.9	106.1
Provision for income taxes of continuing operations	$143.3	92.7	139.2

	Years Ended December 31,
(In millions)	2025	2024	2023

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$143.3	92.7	139.2
Discontinued operations	—	0.4	0.5
Other comprehensive income (loss)	(13.1)	12.0	(4.5)
Comprehensive provision for income taxes	$130.2	105.1	135.2

Rate Reconciliation

The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2025.

	Year Ended December 31,
(In percentages)	2025
	Amount	Percent

U.S. Federal Statutory Income Tax Rate	$74.3	21.0%

State and local tax effects, (net of federal income tax effects)(a)	5.9	1.6

Domestic Federal
Tax credits
Foreign tax credits	(18.2)	(5.1)
Others	(0.5)	(0.1)
Changes in federal valuation allowances	15.4	4.4
Effect of cross-border tax laws
Global intangible low-taxed income (net of foreign tax credits)	7.6	2.1
Foreign derived intangible income	(6.4)	(1.8)
Other	1.3	0.4
Nontaxable or nondeductible items
Nondeductible officer compensation	6.1	1.7
Excess tax benefits on share-based payments	(3.9)	(1.1)
Other	1.5	0.4
Other reconciling items	(1.8)	(0.5)

Worldwide - changes in unrecognized tax benefits	(8.3)	(2.3)

Foreign Tax Effects
Argentina
Foreign rate differential	2.6	0.7
Deductible inflation adjustment	(9.9)	(2.8)
Non-deductible hyperinflationary adjustments	12.6	3.6
Withholding taxes	10.4	2.9
Brazil	5.9	1.7
France	4.4	1.2
Mexico
Foreign rate differential	7.0	2.0
Non-deductible employee cost	5.0	1.4
Other non-deductible expenses	3.6	1.0
Withholding taxes	4.5	1.3
Other	(1.2)	(0.3)
Netherlands
Exchange gain	14.9	4.2
Change in valuation allowances	(5.6)	(1.6)
Other	(2.5)	(0.7)
Other foreign jurisdictions(b)	18.6	5.2

Effective Tax Rate	$143.3	40.5%

(a)State taxes in Texas, California, and the state and city of New York make up greater than 50% of the tax effects in this category.
(b)No other foreign jurisdiction contributes a reconciling tax effect item of greater than 5% of pretax income at the U.S. Federal statutory rate.

The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2025, 2024 and 2023.

	Years Ended December 31,
(In percentages)	2025	2024	2023

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	4.0	7.5	4.7
Taxes on cross border income, net of credits	3.2	2.9	7.9
Adjustments to valuation allowances	3.2	(2.8)	18.5
Foreign income taxes	5.7	(1.0)	6.0
French business tax	0.3	0.3	0.4
State income taxes, net	1.6	2.0	0.6
Share-based compensation	0.6	1.3	1.8
Acquisition costs	0.1	—	0.2
Nondeductible fines and penalties	0.1	3.8	—
Other(a)	0.7	(0.2)	(2.1)
Actual income tax rate on continuing operations	40.5%	34.8%	59.0%

(a)No individual item is above a 5% threshold.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2025	2024

Deferred tax assets
Pension liabilities	$25.8	26.9
Retirement benefits other than pensions	14.0	10.8
Lease liabilities	116.0	99.5
Workers’ compensation and other claims	25.8	26.3
Property and equipment, net	46.5	42.3
Other assets and liabilities	109.3	117.2
Net operating loss carryforwards	63.0	54.4
Interest limitations and other tax carryforwards(a)	101.0	80.2
Foreign tax and other tax credits(b)	51.7	61.1
Subtotal	553.1	518.7
Valuation allowances	(136.5)	(118.1)
Total deferred tax assets	416.6	400.6

Deferred tax liabilities
Right-of-use assets, net	107.2	93.0
Goodwill and other intangibles	107.9	101.1
Other assets and miscellaneous	30.7	30.1
Deferred tax liabilities	245.8	224.2
Net deferred tax asset	$170.8	176.4

Included in:
Noncurrent assets	$237.3	239.2
Noncurrent liabilities	(66.5)	(62.8)
Net deferred tax asset	$170.8	176.4

(a)U.S. interest limitation carryforward of $63.8 million has an unlimited carryforward and is not subject to a valuation allowance. In addition, foreign interest limitation and other tax carryforwards of $37.2 million have an unlimited carryforward and are subject to a full valuation allowance.
(b)U.S. foreign tax credits of $50.3 million expire in various years between 2025 and 2033 and other remaining credits of $1.3 million have various expiration periods. The U.S. foreign tax credits and other credits have a valuation allowance of $50.3 million.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions. Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2025.

	Years Ended December 31,
(In millions)	2025	2024	2023

Valuation allowances:
Beginning of year	$118.1	128.0	77.3
Expiring tax credits	(0.9)	(0.2)	(0.1)
Acquisitions and dispositions	3.2	(0.1)	(0.9)
Changes in judgment about deferred tax assets(a)	15.9	1.3	32.5
Other changes in deferred tax assets, charged to:
Income from continuing operations	(7.0)	(8.6)	11.3
Other comprehensive income (loss)	1.1	1.7	6.9
Foreign currency exchange effects	6.1	(4.0)	1.0
End of year	$136.5	118.1	128.0

(a)Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations. The 2023 change in judgment includes the impact of Internal Revenue Notices which provide relief for foreign taxes paid in any taxable year beginning on or after December 28, 2021, and ending before the date that a notice or other guidance withdrawing or modifying the temporary relief is issued (or any later date specified in such notice or other guidance). We determined a significant amount of the post-2021 foreign withholding taxes will now be eligible for U.S. foreign income tax credit treatment and therefore our U.S. operations will annually be generating new foreign tax credits which should be creditable in the year generated. The 2025 change in judgment includes the impact of the One Big Beautiful Bill Act which included modifications to the U.S. taxation of worldwide income among other changes. As a result, we no longer expect to be able to utilize a substantial amount of our foreign tax credit carryforwards to offset the future tax prior to their expiration.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2025, was $434.0 million. The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2025, was $63.0 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2026-2030	$—	—	3.6	3.6
2031-2035	—	0.6	1.0	1.6
2036 and thereafter	—	10.2	6.0	16.2
Unlimited	—	1.3	40.3	41.6
	$—	12.1	50.9	63.0

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023

Uncertain tax positions:
Beginning of year	$21.6	23.5	23.5
Increases related to prior-year tax positions	2.5	—	2.1
Decreases related to prior-year tax positions	(6.5)	(1.3)	(2.7)
Increases related to current-year tax positions	2.0	2.0	2.4
Increases related to acquisitions	0.5	0.8	—
Settlements	(0.9)	(0.1)	—
Effect of the expiration of statutes of limitation	(3.6)	(2.5)	(2.5)
Foreign currency exchange effects	0.2	(0.8)	0.7
End of year	$15.8	21.6	23.5

Included in the balance of unrecognized tax benefits at December 31, 2025, are potential benefits of approximately $13.8 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. We reverse interest and penalty accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued. The impact of interest and penalties on the 2025, 2024 and 2023 tax provisions was not significant. We had accrued interest and penalties of $2.9 million at December 31, 2025, and $5.3 million at December 31, 2024.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, as of December 31, 2025, we are no longer subject to any state and local, or non-U.S. income tax examinations by tax authorities for years before 2022.

Cash Taxes

The following table provides the cash income taxes paid, net of refunds, for 2025.

Year ended December 31,
(in millions)	2025

US Federal	$—
US State
Others(a)	4.7
Foreign
Mexico	39.7
Argentina	18.1
Others(a)	73.2
Total	$135.7

(a)There were no other individual jurisdictions above the 5% threshold.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2025	2024

Land	$52.6	47.6
Buildings	248.9	228.0
Leasehold improvements	308.4	284.8
Vehicles	855.0	777.9
Capitalized software(a)	323.0	285.5
DRS devices leased to customers	374.5	282.8
Other machinery and equipment	854.3	709.3
	3,016.7	2,615.9
Accumulated depreciation and amortization	(1,886.2)	(1,633.2)
Property and equipment, net	$1,130.5	982.7

(a)Amortization of capitalized software costs included in continuing operations was $24.4 million in 2025, $19.3 million in 2024 and $15.5 million in 2023.

Note 7 - Goodwill and Other Intangible Assets

Goodwill
Based on our management structure, we have four reporting units, which are equal to our operating segments:

•North America
•Latin America
•Europe
•Rest of World

We performed a goodwill impairment test on these reporting units as of October 1, 2025 and performed a qualitative assessment to determine whether it was more likely than not that the fair value of each reporting units were less than their carrying values. Factors considered in the qualitative assessment included, among other things, macroeconomic conditions, industry and market conditions, financial performance of the reporting unit, and other relevant entity and reporting unit considerations. We concluded the estimated fair value of each reporting unit was greater than the carrying value of equity as of our testing date. As a result of the evaluation, we concluded that goodwill was not impaired.

We completed these goodwill impairment tests, as well as the tests in the previous two years, with no impairment charges required.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Segment Reallocation(a)	Currency	Ending Balance

Goodwill:
North America	$486.5	—	—	0.3	486.8
Latin America	208.5	0.9	—	12.8	222.2
Europe	348.1	8.0	36.3	41.5	433.9
Rest of World	391.8	—	(36.3)	16.9	372.4
Total Goodwill	$1,434.9	8.9	—	71.5	1,515.3
(a)Operations in certain geographies were moved from the Rest of World to the Europe segment, effective December 31, 2025. See Note 3 for more information. As part of this change, we have reallocated Goodwill between these two segments based on the estimated relative fair value of the business which moved as compared to the total Rest of World segment.

	December 31, 2024
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Currency	Ending Balance

Goodwill:
North America	$477.7	9.4	(0.6)	486.5
Latin America	230.8	3.3	(25.6)	208.5
Europe	364.9	2.0	(18.8)	348.1
Rest of World	400.4	—	(8.6)	391.8
Total Goodwill	$1,473.8	14.7	(53.6)	1,434.9

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2025			December 31, 2024
(In millions)	Gross Carrying Amount(a)	Accumulated Amortization(a)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	$641.3	(313.1)	328.2	$627.7	(271.2)	356.5	7.9
Indefinite-lived trade names	8.6	—	8.6	7.4	—	7.4	—
Finite-lived trade names	35.9	(30.1)	5.8	39.7	(27.7)	12.0	1.4
Developed technology	66.7	(24.1)	42.6	64.8	(18.4)	46.4	7.8
Other	1.0	(1.0)	—	4.0	(4.0)	—	—
Total	$753.5	(368.3)	385.2	$743.6	(321.3)	422.3
(a)$28.3 million of fully amortized intangible assets were written off in 2025.

Total amortization expense for our finite-lived intangible assets was $58.9 million in 2025 and $58.3 million in 2024. Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2025, for the next five years is as follows:

(In millions)	2026	2027	2028	2029	2030

Amortization expense	$53.6	50.6	47.5	47.0	42.9

Note 8 - Prepaid Expenses and Other

	December 31,
(In millions)	2025	2024

Prepaid expenses	$173.8	164.4
Assets held for sale	32.9	34.9
Income tax receivable	24.2	16.9
Sales-type lease inventory	18.2	24.3
Derivative instruments	7.0	24.7
Other	40.0	48.8
Prepaid expenses and other	$296.1	314.0

Note 9 - Other Assets

	December 31,
(In millions)	2025	2024

Sales-type lease receivables	$127.3	97.4
Prepaid pension assets	42.4	20.9
Deposits	31.8	27.9
Marketable securities	19.1	31.3
Contract assets	16.6	17.6
Loans held for investment (see Note 19)	12.6	16.4
Other	103.4	89.7
Other assets	$353.2	301.2

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2025

Amounts attributable to Brink's:
Benefit plan adjustments	$(14.6)	4.0	5.7	(1.7)	(6.6)
Foreign currency translation adjustments	144.3	9.9	(5.2)	1.1	150.1
Gains (losses) on available-for-sale securities	(6.7)	(1.4)	10.1	0.4	2.4
Gains (losses) on cash flow hedges	(0.3)	(1.0)	(7.7)	1.8	(7.2)
	122.7	11.5	2.9	1.6	138.7

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	5.3	—	—	—	5.3
	5.0	—	—	—	5.0

Total
Benefit plan adjustments(a)	(14.9)	4.0	5.7	(1.7)	(6.9)
Foreign currency translation adjustments(b)	149.6	9.9	(5.2)	1.1	155.4
Gains (losses) on available-for-sale securities(c)	(6.7)	(1.4)	10.1	0.4	2.4
Gains (losses) on cash flow hedges(d)	(0.3)	(1.0)	(7.7)	1.8	(7.2)
	$127.7	11.5	2.9	1.6	143.7

2024

Amounts attributable to Brink's:
Benefit plan adjustments	$50.5	(10.8)	5.6	(3.5)	41.8
Foreign currency translation adjustments	(178.8)	(6.2)	(4.6)	1.1	(188.5)
Gains (losses) on available-for-sale securities	(2.1)	0.8	(4.6)	4.4	(1.5)
Gains (losses) on cash flow hedges	15.6	(2.2)	(17.7)	4.4	0.1
	(114.8)	(18.4)	(21.3)	6.4	(148.1)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.1	—	(0.3)	—	(0.2)
Foreign currency translation adjustments	(0.3)	—	—	—	(0.3)
	(0.2)	—	(0.3)	—	(0.5)

Total
Benefit plan adjustments(a)	50.6	(10.8)	5.3	(3.5)	41.6
Foreign currency translation adjustments(b)	(179.1)	(6.2)	(4.6)	1.1	(188.8)
Gains (losses) on available-for-sale securities(c)	(2.1)	0.8	(4.6)	4.4	(1.5)
Gains (losses) on cash flow hedges(d)	15.6	(2.2)	(17.7)	4.4	0.1
	$(115.0)	(18.4)	(21.6)	6.4	(148.6)

See page 98 for footnote explanations.

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2023

Amounts attributable to Brink's:
Benefit plan adjustments	$(17.4)	4.3	2.2	(0.6)	(11.5)
Foreign currency translation adjustments	65.6	4.0	(5.2)	1.2	65.6
Gains (losses) on available-for-sale securities	(0.8)	(3.7)	5.0	(1.7)	(1.2)
Gains (losses) on cash flow hedges	1.9	(0.8)	(11.3)	1.8	(8.4)
	49.3	3.8	(9.3)	0.7	44.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	(2.2)	—	—	—	(2.2)
	(2.2)	—	(0.1)	—	(2.3)

Total
Benefit plan adjustments(a)	(17.4)	4.3	2.1	(0.6)	(11.6)
Foreign currency translation adjustments(b)	63.4	4.0	(5.2)	1.2	63.4
Gains (losses) on available-for-sale securities(c)	(0.8)	(3.7)	5.0	(1.7)	(1.2)
Gains (losses) on cash flow hedges(d)	1.9	(0.8)	(11.3)	1.8	(8.4)
	$47.1	3.8	(9.4)	0.7	42.2

(a)The amortization of actuarial losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income (loss). Net periodic retirement benefit cost also includes service cost, interest cost, expected returns on assets, and settlements. Total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other nonoperating income (expense):

	December 31,
(In millions)	2025	2024	2023

Total net periodic retirement benefit cost included in:
Cost of revenues	$6.8	6.8	5.9
Selling, general and administrative expenses	1.8	2.1	2.0
Interest and other nonoperating income (expense)	1.9	0.1	0.5

(b)2025 foreign currency translation adjustment amounts reflect primarily the appreciation of the Mexican peso, the Brazilian real, the Colombian peso, the Chilean peso, the Malaysian ringgit, and the euro. 2024 foreign currency translation adjustment amounts reflect primarily the devaluation of the Mexican peso, the Brazilian real, the Canadian dollar, the Colombian peso, the Chilean peso, and the euro. 2023 foreign currency translation adjustment amounts reflect primarily the appreciation of the Mexican peso, the Brazilian real, the British pound, and the euro.
(c)Unrealized gains and losses on available-for-sale debt securities are initially recognized in accumulated other comprehensive income (loss). When sold, gains and losses are then realized and reclassified to the consolidated statement of operations in the same period. Pretax amounts are classified in the consolidated statements of operations as interest and other income (expense). We realized a $10.1 million gain in 2025, a $4.6 million gain in 2024, and a $5.0 million loss in 2023 on sales of available-for-sale debt securities.
(d)Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as
•other operating income (expense) (no gain or loss in 2025, no gain or loss in 2024 and a $7.8 million loss in 2023.)
•interest expense ($7.7 million reduction to expense in 2025, $17.7 million reduction to expense in 2024, and $19.1 million reduction to expense in 2023.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(290.7)	(433.8)	(0.6)	24.6	(700.5)
Other comprehensive income (loss) before reclassifications	(13.1)	69.6	(4.5)	1.1	53.1
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1.6	(4.0)	3.3	(9.5)	(8.6)
Other comprehensive income (loss) attributable to Brink's	(11.5)	65.6	(1.2)	(8.4)	44.5
Balance as of December 31, 2023	(302.2)	(368.2)	(1.8)	16.2	(656.0)
Other comprehensive income (loss) before reclassifications	39.7	(185.0)	3.1	13.4	(128.8)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	2.1	(3.5)	(4.6)	(13.3)	(19.3)
Other comprehensive income (loss) attributable to Brink's	41.8	(188.5)	(1.5)	0.1	(148.1)
Balance as of December 31, 2024	(260.4)	(556.7)	(3.3)	16.3	(804.1)
Other comprehensive income (loss) before reclassifications	(10.6)	154.2	(8.1)	(1.3)	134.2
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	4.0	(4.1)	10.5	(5.9)	4.5
Other comprehensive income (loss) attributable to Brink's	(6.6)	150.1	2.4	(7.2)	138.7
Acquisitions of noncontrolling interests	—	(0.2)	—	—	(0.2)
Balance as of December 31, 2025	$(267.0)	(406.8)	(0.9)	9.1	(665.6)

Note 11 - Fair Value of Financial Instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available-for-sale debt securities that are carried at fair value in the financial statements and are included in other assets on the consolidated balance sheet. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2025	2024

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	579.0	558.7

2029 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	412.2	399.0

2032 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	416.0	397.2

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

Economic Hedges
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At December 31, 2025, the notional value of our outstanding foreign currency forward and swap contracts was $982 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the Mexican peso, and the British pound and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.
Cash flows related to economic hedges are reported in the consolidated statements of cash flows based on the nature of the underlying items being hedged. For the periods presented, such cash flows are reported in operating activities or investing activities.

The fair value of these contracts were recognized in the consolidated balance sheet as follows:

	December 31,
(In millions)	2025	2024

Prepaid expenses and other	$4.2	19.0
Accrued liabilities	(5.3)	(10.1)
Net asset (liability)	$(1.1)	8.9

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023

Derivative instrument gains (losses) included in other operating income (expense)(a)	$(17.9)	(11.0)	21.3
(a)Derivative instrument losses in 2025 were driven primarily by the impacts of hedging currency exposures on intercompany loans denominated in the euro, the British pound, and the Mexican peso. Derivative instrument losses in 2024 and derivative instrument gains in 2023 were driven primarily by the impacts of forward currency contracts to hedge exposure to the Mexican peso

Net Investment Hedges

We have entered into cross currency swaps and foreign exchange forward swap contracts to hedge a portion of our net investments in certain of our subsidiaries with euro and other functional currencies. We elected to use the spot method to assess effectiveness for these derivatives that are designated as net investment hedges for accounting purposes. Accordingly, changes in fair value attributable to changes in the undiscounted spot rates are recorded in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of the cross currency swaps.

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

The fair value of these contracts were recognized in the consolidated balance sheet as follows:

	December 31,
(In millions)	2025	2024

Euro net investment hedge(a)
Prepaid expenses and other	$2.1	5.7
Accrued liabilities	(34.2)	—
Other noncurrent liabilities	(28.3)	(21.7)

Zero cost collar
Prepaid expenses and other	$0.2	—
Other noncurrent asset	—	3.1

Other currency net investment hedges(b)
Prepaid expenses and other	$0.5	0.1
Other noncurrent asset	0.2	—
Accrued liabilities	(0.7)	—
Other noncurrent liabilities	(1.1)	—

Net asset (liability)	$(61.3)	(12.8)
(a)At December 31, 2025, swaps with a total notional value of $215 million will terminate in May 2026 and have a weighted average maturity of 0.3 years. Swaps with a total notional value of $185 million will terminate in April 2031 and have a weighted average maturity of 4.8 years.
(b)At December 31, 2025, the total notional value was $145 million with a weighted average maturity of 1.1 years. These contracts hedge portions of our net investments in subsidiaries with functional currencies of Hong Kong dollar; Singapore dollar; Japanese yen; Israeli shekel; Swiss franc; and Canadian dollar.

The effect of the amortization of the spot-forward difference on the net investment hedges, cross currency swaps, and foreign exchange forward swap contract is included as a benefit in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023

Cross currency swaps designated as net investment hedges	$(5.1)	(4.6)	(5.2)

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

In 2024, we elected to early terminate interest rate swaps with an aggregate notional value of $775 million and we received approximately $19 million in cash proceeds upon termination. The cash proceeds for terminating the swaps were reported as cash flows from operating activities.

In the first and third quarters of 2025, we entered into interest rate swaps totaling $150 million in notional value, all maturing in June 2027.

The fair values of our interest rate swaps were recognized in the consolidated balance sheet as follows:

	December 31,
(In millions)	2025	2024

$100 million notional - June 2027 maturity(a)
Accrued liabilities	$(0.3)	—
Other noncurrent liabilities	(0.3)	—

$50 million notional - June 2027 maturity(a)
Accrued liabilities	$(0.1)	—
Other noncurrent liabilities	(0.1)	—
Net asset (liability)	$(0.8)	—
(a)At December 31, 2025, swaps with a total notional value of $150 million will terminate in June 2027 and have a weighted average maturity of 0.8 years.

Amounts under these contracts were recognized in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023

Impact to interest expense - (benefit) cost	$(7.7)	(17.7)	(19.9)

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

Before final settlement occurred in the fourth quarter of 2023, under this contract, we recognized a net derivative instrument loss of 8.7 million in 2023.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S Plc ("G4S") and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $24 million that remains potentially payable as of December 31, 2025 as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2025.

Note 12 - Accrued Liabilities

	December 31,
(In millions)	2025	2024

Cash supply chain deposit liability(a)	$199.3	166.5
Payroll and other employee liabilities	176.0	151.2
Taxes, except income taxes	139.2	134.0
Cash held by cash management services operations(b)	106.4	81.3
Operating lease liabilities	92.2	78.2
Derivative instruments	40.6	10.1
Workers’ compensation and other claims	31.1	60.6
ATM surcharge/interchange payables	30.1	28.0
Accrued interest	27.9	28.2
Income taxes payable	20.4	28.0
DOJ/FinCEN investigations(c)	18.2	42.0
Retirement benefits	18.1	14.7
Contract liability	15.0	15.0
Chile antitrust matter(d)	11.3	9.9
Other	254.4	210.4
Accrued liabilities	$1,180.2	1,058.1

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
(c)See Note 3 for more information on the DOJ/FinCEN investigations matters.
(d)See Note 22 for more information on the Chile antitrust matter.

Note 13 - Other Long-term Liabilities

	December 31,
(In millions)	2025	2024

Workers’ compensation and other claims	$76.6	75.7
Asset retirement and remediation obligations	36.0	33.8
Derivative instruments	29.8	21.7
Noncurrent transformation-related liabilities(a)	25.9	—
Acquisition-related obligations	25.4	23.3
Noncurrent tax liabilities	17.3	18.0
Deferred compensation	12.1	12.6
Post-employment benefits	6.9	6.5
Other	49.0	40.0
Other long-term liabilities	$279.0	231.6

(a)Certain transformation initiative services provided by third-party vendors are not due to be paid within the next twelve months.

Note 14 - Debt

	December 31,
(In millions)	2025	2024

Debt:
Short-term borrowings
Other (year end weighted average interest rate of 4.9% in 2025 and 6.5% in 2024)	$241.1	149.3
Total short-term borrowings	$241.1	149.3

Long-term debt
Bank credit facilities:
Term loans (year-end weighted average interest rate of 5.4% in 2025 and 6.2% in 2024)
less unamortized issuance cost of $1.7 million in 2025 and $2.8 million in 2024	$1,223.3	1,292.2
Senior unsecured notes (year-end effective interest rate of 4.6% for "2027 Senior Unsecured Notes", 6.5% for "2029 Senior Unsecured Notes" and 6.8% for "2032 Senior Unsecured Notes" respectively in 2025 and 2024)

less unamortized issuance cost of $9.6 million in 2025 and $12.2 million in 2024	1,390.4	1,387.8
Revolving Credit Facility (year-end weighted average interest rate of 5.5% in 2025 and 6.2% in 2024)	420.0	399.7
Other facilities (year-end weighted-average interest rate of 4.3% in 2025 and 5.8% in 2024)(a)	669.1	432.1
Financing leases (year-end weighted-average interest rate of 7.1% in 2025 and 6.7% in 2024)	270.4	235.1
Total long-term debt	$3,973.2	3,746.9

Total Debt	$4,214.3	3,896.2

Included in:
Current liabilities	$404.2	291.0
Noncurrent liabilities	3,810.1	3,605.2
Total debt	$4,214.3	3,896.2

(a)Includes Other Revolving Credit Facilities of $557 million at December 31, 2025 and $359 million at December 31, 2024.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A., as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2025, $580 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at December 31, 2025. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of December 31, 2025. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23%as of December 31, 2025.

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

The 2027 Senior Unsecured Notes, the 2029 Senior Unsecured Notes, and the 2032 Senior Unsecured Notes (the "Senior Unsecured Notes") have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

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

Other Facilities
Other facilities consists primarily of revolving credit facilities in our North America, Latin America and Europe segments ("Other Revolving Credit Facilities"). On an aggregate basis, borrowings under these facilities total $761 million with an additional $84 million available as of December 31, 2025, including $204 million in Short-term borrowings and $557 million in Other long-term debt. Maturity dates of the long-term facilities range from July 2027 to June 2028 and interest rates range from 3.70% to 5.00%. Borrowings under these facilities are secured by cash and certain receivables held by Brink's. In July 2024, we increased the capacity of the largest of these credit facilities from $250 million to $500 million.

Minimum repayments of long-term debt are as follows:

(In millions)	Financing leases	Other long-term debt	Total

2026	$72.7	90.4	163.1
2027	67.4	2,645.6	2,713.0
2028	51.9	136.7	188.6
2029	35.0	418.1	453.1
2030	26.6	11.4	38.0
Later years	16.8	411.9	428.7
Total	$270.4	3,714.1	3,984.5

The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all of these covenants at December 31, 2025.

Financing Leases
Property and equipment acquired under financing leases are included in property and equipment as follows:

	December 31,
(In millions)	2025	2024

Asset class:
Buildings	$33.5	7.8
Vehicles	330.3	347.8
Machinery and equipment	186.2	122.6
	550.0	478.2
Less: accumulated amortization	(223.8)	(196.9)
Total	$326.2	281.3

Note 15 - Accounts Receivable and Credit Losses

Accounts receivable

	December 31,
(In millions)	2025	2024

Trade	$643.1	603.9
Other	143.5	154.1
Total accounts receivable	786.6	758.0
Allowance for doubtful accounts	(20.6)	(24.5)
Accounts receivable, net	$766.0	733.5

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

The following table is a rollforward of the allowance for doubtful accounts:

	Years Ended December 31,
(In millions)	2025	2024	2023

Allowance for doubtful accounts:
Beginning of year	$24.5	30.4	38.3
Provision for uncollectible accounts receivable	6.3	8.5	12.8
Write offs and recoveries	(11.4)	(13.6)	(21.1)
Foreign currency exchange effects	1.2	(0.8)	0.4
End of year	$20.6	24.5	30.4

Note 16 - Leases

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

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

		December 31,
(In millions)	Balance sheet classification	2025	2024
Assets:
Operating lease assets	Right-of-use assets, net	$388.7	$354.9
Finance lease assets	Property and equipment, net	326.2	281.3
Total leased assets		$714.9	$636.2

Liabilities:
Current:
Operating	Accrued liabilities	$92.2	$78.2
Financing	Current maturities of long-term debt	72.7	61.4
Noncurrent:
Operating	Lease liabilities	310.2	278.6
Financing	Long-term debt	197.7	173.7
Total lease liabilities		$672.8	$591.9

The components of lease expense were as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023

Operating lease cost(a)	$159.5	$148.7	$133.8
Short-term lease cost	30.3	23.3	25.5
Variable lease cost(a)	91.0	19.9	19.6
Finance lease cost:
Amortization of related assets	61.5	52.4	44.5
Interest on related liabilities	25.7	17.5	14.0
Total lease cost	$368.0	$261.8	$237.4

(a) Includes expenses related to certain customer contracts in our AMS business, which contain embedded leases where variable lease costs are incurred for the space in which our ATMs reside. Prior periods have been adjusted to conform to the current year presentations.

Other information related to leases was as follows:

	Years Ended December 31,
(In millions, except for lease term and discount rate)	2025	2024	2023

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134.5	$125.6	$107.9
Operating cash flows from finance leases	25.7	17.5	14.0
Financing cash flows from finance leases	75.9	64.6	55.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	156.2	132.2	104.3
Finance leases	76.2	75.1	92.0

Weighted Average Remaining Lease Term

Operating leases	6.4 years	6.2 years	6.5 years
Finance leases	4.4 years	4.2 years	4.7 years

Weighted Average Discount Rate

Operating leases	7.3%	7.0%	6.8%
Finance leases	7.1%	6.7%	6.2%

As of December 31, 2025, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	DRS Devices	Other	Total

2026	$74.9	25.3	17.3	117.5
2027	61.6	23.2	11.2	96.0
2028	50.5	19.9	5.8	76.2
2029	37.8	13.4	1.3	52.5
2030	29.6	3.6	0.4	33.6
Later years	128.9	—	0.1	129.0
Total lease payments	$383.3	85.4	36.1	504.8
Less: Interest	89.9	9.3	3.2	102.4
Present value of lease liabilities	$293.4	76.1	32.9	402.4

As of December 31, 2025, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2026	$88.2
2027	78.3
2028	58.6
2029	38.7
2030	28.5
Later years	28.6
Total finance lease payments	$320.9
Less: Interest	50.5
Present value of finance lease liabilities	$270.4

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

There are 2.6 million shares underlying share-based plans that are authorized, but not yet granted. Outstanding awards at December 31, 2025, include performance stock units, restricted stock units, deferred stock units, time-based stock options, and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. For all share-based awards outstanding at December 31,2025, the retirement eligibility provisions require a minimum of a one year service period in order to meet the retirement eligible conditions. We recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations. Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2025, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2025
(in millions except years)	2025	2024	2023

Performance stock units	$13.8	25.2	20.3	$17.6	1.7
Restricted stock units	10.6	9.9	10.4	9.2	1.5
Deferred stock units and fees paid in stock	1.6	1.4	1.4	0.5	0.4
Cash based awards	2.2	1.9	2.8	1.1	1.4
Share-based payment expense	28.2	38.4	34.9
Income tax benefit	(6.5)	(8.7)	(7.9)
Share-based payment expense, net of tax	$21.7	29.7	27.0

Value of Distributed or Exercised Awards
The value of shares distributed or options exercised in the last three years is as follows:

	Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2025	2024	2023

Performance stock units	$42.5	35.3	16.3
Restricted stock units	14.2	13.4	8.5
Deferred stock units and fees paid in stock	1.1	1.4	1.0
Performance-based options(a)	—	1.3	3.0
Time-based vesting options(a)	0.6	2.2	0.1
Total	$58.4	53.6	28.9

Income tax benefit realized	$13.9	12.7	7.0

(a)Intrinsic value for options.

Restricted Stock Units (“RSUs”)
We granted RSUs, which contain only a service condition as part of our compensation program. RSUs are paid out in shares of Brink’s stock when the awards vest. For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments following the grant date.

We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $89.26 in 2025, $85.14 in 2024 and $65.77 in 2023. The weighted-average discount was approximately 2% in each of 2025, 2024 and 2023.

The following table summarizes RSU activity during 2025:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2024	290.4	$74.24
Activity from January 1 to December 31, 2025:
Granted	163.2	89.26
Forfeited	(38.5)	82.82
Vested	(151.4)	70.34
Nonvested balance as of December 31, 2025	263.7	$84.52

Performance Stock Units (“PSUs”)
Historically, we have granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs") as part of our compensation program.

The majority of outstanding IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For IM PSUs granted in 2022, the performance period was from January 1, 2022 to December 31, 2024. For IM PSUs granted in 2023, the performance period was from January 1, 2023 to December 31, 2025. For IM PSUs granted in 2024, the performance period is from January 1, 2024 to December 31, 2026. For IM PSUs granted in 2025, the performance period is from January 1, 2025 to December 31, 2027. In 2023, 2024, and 2025, we also granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier), a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model.

IM PSUs are paid out in shares of Brink’s stock when the awards vest. For the IM PSUs granted in 2025, 2024 and 2023, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

The following table summarizes all PSU activity during 2025:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2024	639.1	$72.64
Activity from January 1 to December 31, 2025:
Granted	222.1	89.90
Forfeited or expired	(103.8)	81.18
Vested(a)	(235.0)	67.17
Nonvested balance as of December 31, 2025	522.4	$80.75

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2024 were 440.2 thousand, compared to target shares of 235.0 thousand.

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the IM PSUs with a market condition granted in 2025, 2024, and 2023:

Terms and Assumptions Used to Estimate Grant Date Fair Value	2025 IM PSUs(a)	2024 IM PSUs(a)	2023 IM PSUs(a)

Terms of awards:
Performance period	Jan. 1, 2025 to	Jan. 1, 2024 to	Jan. 1, 2023 to
	Dec. 31, 2027	Dec. 31, 2026	Dec. 31, 2025

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(b)	1.1%	1.1%	1.2%
Expected stock price volatility(c)	29.4%	31.1%	41.9%
Risk-free interest rate(d)	3.9%	4.3%	4.5%
Contractual term in years	2.8	2.8	2.8

Weighted-average fair value estimates at grant date:
In millions	$12.9	$10.5	$8.5
Fair value per share	$92.26	$83.81	$72.51

(a)In 2025, 2024, and 2023, we granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier).
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

Options
In 2020, we granted time-based vesting stock options to certain senior executives. We measure the fair value of these awards at the grant date using the Black-Scholes-Merton option pricing model.

When vested, options entitle the holder to purchase a specified number of shares of Brink’s stock at a price set at the date the options were granted. The option price for Brink’s options was equal to the market price of Brink’s stock on the award date. Options granted to employees have a maximum term of six years.

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2024(b)	22.5	$84.17	$20.98
Exercised	(19.7)	84.52	21.15
Outstanding at December 31, 2025	2.8	$81.69	$19.75	0.2	$0.1

Of the above, as of December 31, 2025:
Exercisable	2.8	$81.69		0.2	$0.1
Expected to vest in future periods(c)	—	$—		—	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option. The market price at December 31, 2025 was $116.73.
(b)There were 22.5 thousand exercisable options with a weighted average exercise price of $84.17 at December 31, 2024 and 115.7 thousand exercisable options with a weighted average exercise price of $80.74 at December 31, 2023.
(c)At December 31, 2025, all outstanding time-based options were vested.

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
(b)The expected stock price volatility was calculated at the time of the grant after reviewing the historic volatility of our stock using daily close prices.
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

The following table summarizes all DSU activity during 2025:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2024	13.6	$87.93
Activity from January 1 to December 31, 2025:
Granted	14.8	92.19
Vested	(13.6)	87.93
Nonvested balance as of December 31, 2025	14.8	$92.19

The weighted-average grant-date fair value estimate per share for DSUs granted was $92.19 in 2025, $87.93 in 2024 and $62.43 in 2023.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units. Units will be redeemed by employees for an equal number of shares of Brink’s stock. Employee deferred compensation accounts held 31,773 units at December 31, 2025, and 77,573 units at December 31, 2024.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ deferred compensation accounts held 23,350 units at December 31, 2025, and 21,818 units at December 31, 2024.

Note 18 - Capital Stock

Common Stock
At December 31, 2025, we had 100 million shares of common stock authorized and 41.1 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years. On September 17, 2025, the Board declared a regular quarterly dividend of 25.50 cents per share payable on December 1, 2025 to shareholders of record on November 3, 2025. The payment of future dividends is at the discretion of the Board and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2025, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In December 2025, our Board authorized a $750 million share repurchase program that expires on December 31, 2027 (the “2025 Repurchase Program”).

Under the 2025 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In November 2023, our Board authorized a $500 million share repurchase program (the “2023 Repurchase Program”). Under the 2023 Repurchase Program, in 2025, we repurchased a total of 2,210,616 shares of our common stock for an aggregate of $209.4 million and an average price of $94.74 per share. In 2024, we repurchased a total of 2,108,544 shares of our common stock for an aggregate of $203.6 million and an average price of $96.54 per share. These shares were retired upon repurchase. The 2023 Repurchase Program expired on December 31, 2025, with approximately $87 million remaining available.

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

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2025	2024	2023

Weighted-average shares

Basic(a)	42.2	44.3	46.2
Effect of dilutive stock awards	0.3	0.5	0.7
Diluted(a)	42.5	44.8	46.9

Antidilutive stock excluded from denominator	—	—	0.3

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, basic and diluted shares include weighted-average units of 0.2 million in 2025, 0.2 million in 2024 and 0.3 million in 2023.

Note 19 - Supplemental Cash Flow Information

	Years Ended December 31,
	2025	2024	2023

Cash paid for:
Interest	$239.6	235.3	195.8
Income taxes, net	135.7	122.1	96.3

Argentina Marketable Securities
In the last three years, we have used available Argentine pesos to purchase equity and available-for-sale debt securities. Cash outflows for the purchase of these financial instruments totaled $67.9 million in 2025, $29.7 million in 2024, and $131.1 million in 2023. Cash inflows for the sale of these financial instruments totaled $73.9 million in 2025, $14.6 million in 2024, and $145.6 million in 2023. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos. These cash flows are reported in investing activities.

Non-cash Investing and Financing Activities
We acquired armored vehicles, DRS devices and other equipment under financing lease arrangements in the last three years including $76.2 million in 2025, $75.1 million in 2024 and $92.0 million in 2023.

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

Cash Paid for Acquisitions Included in Financing Activities
In 2025 we did not have any payments related to acquisitions recorded in financing activities. In 2024 we paid $0.8 million in settlements related to acquired business operations in the Europe segment. In 2023 we paid $10.3 million in settlements related to the NoteMachine acquisition and $0.8 million related to the Touchpoint 21 acquisition.

Restricted Cash (Cash Supply Chain Services)
In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. Providing this service requires our French subsidiary to take temporary title to the cash received from the management of our customers' cash supply chains until the cash is returned to the customers. The cash for which we have temporary title is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering. The corresponding deposit liability is included in Accrued Liabilities on the consolidated balance sheets and these amounts are included in the change in restricted cash held for customers in the consolidated statements of cash flows.

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

In accordance with our revolving credit facilities, we are required to maintain restricted cash reserves totaling $45.7 million ($44.0 million at December 31, 2024) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At December 31, 2025, we held $541.0 million of restricted cash ($294.2 million represented restricted cash held for customers and $199.3 million represented accrued liabilities). At December 31, 2024, we held $445.1 million of restricted cash ($232.7 million represented restricted cash held for customers and $166.5 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $43.2 million in 2025 compared to $46.6 million in 2024 and $7.5 million in 2023 and are included in Other long-term debt borrowings within financing activities in the consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2025	2024
Cash and cash equivalents	$1,725.9	1,395.3
Restricted cash	541.0	445.1
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$2,266.9	1,840.4

Note 20 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2025	2024	2023

Foreign currency items:
Transaction gains (losses)(a)	$11.7	16.5	(85.1)
Derivative instrument gains (losses)	(17.9)	(11.0)	21.3
Royalty income	10.2	8.0	7.5
Impairment losses	(4.1)	(4.8)	(10.3)
Share in earnings of equity method affiliates	2.8	3.0	2.8
Gains (losses) on sale of property and other assets	(0.6)	3.9	1.9
Indemnification asset adjustments(b)	0.2	(2.4)	(3.4)
Contingent consideration liability adjustments(c)	—	—	6.2
Other	3.2	5.5	4.9
Other operating income (expense)	$5.5	18.7	(54.2)

(a)Includes remeasurement losses in Argentina of $17.0 million in 2025, $18.4 million in 2024 and $79.1 million in 2023 related to highly inflationary accounting.
(b)Post-acquisition adjustments to indemnification assets recognized in previous business acquisitions.
(c)In 2023, we derecognized contingent consideration liabilities, primarily related to the NoteMachine business acquisition.

Note 21 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2025	2024	2023

Interest income	$27.3	48.9	36.3
Gain (loss) on equity and debt securities	(3.8)	5.0	(12.8)
Non-income taxes on intercompany billings	(2.6)	(2.1)	(2.6)
Argentina turnover tax	(2.3)	(3.4)	(6.8)
Retirement benefit cost other than service cost	(1.9)	(0.2)	(0.5)
Foreign currency transaction gains (losses)	(1.8)	0.3	(1.1)
Other	(1.0)	0.2	1.9
Interest and other nonoperating income (expense)	$13.9	48.7	14.4

Note 22 - Other Commitments and Contingencies

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

In addition to the matter discussed above, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable. Except as otherwise noted, we do not believe that it is reasonably possible the ultimate disposition of any of the legal matters currently pending against the Company could have a material adverse effect on our liquidity, financial position or results of operations.

At December 31, 2025, we had noncancellable commitments for $29.5 million in equipment purchases, and information technology and other services.

Note 23 - Subsequent Event

Acquisition of NCR Atleos Corporation ("NCR Atleos")
On February 26, 2026, the Company entered into a definitive agreement to acquire NCR Atleos, in a cash and stock transaction valued at approximately $6.6 billion, comprised of 11.5 million shares of Brink's common stock and $2.2 billion in cash, plus the assumption of approximately $2.6 billion of NCR Atleos' indebtedness. The transaction is expected to close in the first quarter of 2027, subject to regulatory approval and other customary closing conditions. The Company is currently evaluating the accounting impact of the transaction. Accordingly, the financial effects of the acquisition have not been reflected in the consolidated financial statements.

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

Management, with the participation of the CEO and CFO, and under the oversight of our Board, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an opinion on the effectiveness of internal control over financial reporting. KPMG’s report appears on page 121 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on Internal Control Over Financial Reporting

We have audited The Brink's Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 26, 2026

ITEM 9B. OTHER INFORMATION

During the fiscal year ended December 31, 2025, one former officer adopted a Rule 10b5-1 trading arrangement. During the fiscal year ended December 31, 2025, no current directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

The information regarding executive officers is included in this report following Item 4, under the caption “Information about Our Executives Officers.” Other information required by Item 10 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2025.

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities that applies to our directors, officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 59–117.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

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

2.4
Agreement and Plan of Merger, dated February 26, 2026, among The Brink's Company, NCR Atleos Corporation, Novus Merger Sub, Inc. and Novus Merger Sub II, LLC. Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on February 26, 2026.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

3.2	Amended and Restated Bylaws of the Registrant, effective December 11, 2025.

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

10.12*
Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended and restated on July 16, 2025, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

10.18*	Key Employees' Deferred Compensation Program, as amended December 3, 2024. Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024.

10.19
Change in Control Plan, effective March 1, 2022, as amended and restated July 16, 2025, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

10.20*	Amended and Restated Plan for Deferral of Directors’ Fees, effective February 16, 2023. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.21*	Offer Letter, dated July 2, 2021, for Mark Eubanks. Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.22*	Offer Letter, dated July 20, 2022, for Kurt McMaken. Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.23*	Offer Letter, dated April 16, 2023, for Elizabeth Galloway. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.24*	Expatriate Offer Letter dated March 1, 2023, for James K. Parks. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.25*
Letter Agreement, signed July 17, 2025, between The Brink's Company and Mark Eubanks, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

19.1	The Brink's Company Insider Trading Policy, amended as of December 11, 2025.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Brink's Dodd-Frank Clawback Policy, effective as of October 2, 2023. Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023.

99.1*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

101
Interactive Data File (Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2025, and December 31, 2024, (ii)  the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

The Brink’s Company
(Registrant)

By	/s/ Mark Eubanks
Mark Eubanks
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2026.

Signature	Title

/s/ Mark Eubanks	President and Chief Executive Officer (Principal Executive Officer)
Mark Eubanks

/s/ Kurt B. McMaken	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Kurt B. McMaken

/s/ Kathie J. Andrade	Director
Kathie J. Andrade

/s/ Paul G. Boynton	Director
Paul G. Boynton

/s/ Ian D. Clough	Director
Ian D. Clough

/s/ Susan E. Docherty	Director
Susan E. Docherty

/s/ Michael J. Herling	Director
Michael J. Herling

/s/ A. Louis Parker	Director
A. Louis Parker

/s/ Timothy J. Tynan	Director
Timothy J. Tynan

/s/ Keith R. Wyche	Director
Keith R. Wyche