Form 10-Q
period 2026-03-31
BRINKS CO
filed 2026-05-06
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Yes  ☐ No  ☒
As of May 1, 2026, 41,180,604 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,547.3	1,725.9
Restricted cash	548.2	541.0
Accounts receivable (net of allowance: 2026 - $20.3; 2025 - $20.6)	833.3	766.0
Prepaid expenses and other	346.1	296.1
Total current assets	3,274.9	3,329.0

Right-of-use assets, net	392.7	388.7
Property and equipment (net of accumulated depreciation and amortization: 2026 - $1,940.3; 2025 - $1,886.2)	1,116.1	1,130.5
Goodwill	1,508.7	1,515.3
Other intangibles (net of accumulated amortization: 2026 - $352.9; 2025 - $368.3)	368.3	385.2
Deferred tax assets, net	240.4	237.3
Other	374.3	353.2

Total assets	$7,275.4	7,339.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$229.2	241.1
Current maturities of long-term debt	92.8	163.1
Accounts payable	307.8	319.3
Accrued liabilities	1,218.8	1,180.2
Restricted cash held for customers	290.9	294.2
Total current liabilities	2,139.5	2,197.9

Long-term debt	3,833.9	3,810.1
Accrued pension costs	148.9	147.8
Retirement benefits other than pensions	116.4	120.4
Lease liabilities	310.6	310.2
Deferred tax liabilities	62.6	66.5
Other	270.4	279.0
Total liabilities	$6,882.3	6,931.9

Commitments and contingent liabilities (notes 4, 8 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2026 - 41.2; 2025 - 41.1	41.2	41.1
Capital in excess of par value	619.4	632.1
Retained earnings	265.6	270.1
Accumulated other comprehensive income (loss)	(664.2)	(665.6)
Brink’s shareholders	262.0	277.7

Noncontrolling interests	131.1	129.6

Total equity	393.1	407.3

Total liabilities and equity	$7,275.4	7,339.2
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2026	2025

Revenues	$1,375.1	1,246.7

Costs and expenses:
Cost of revenues	1,019.4	939.5
Selling, general and administrative expenses	250.8	186.3
Total costs and expenses	1,270.2	1,125.8
Other operating income (expense)	5.3	(1.8)

Operating profit	110.2	119.1

Interest expense	(63.5)	(57.5)
Interest and other nonoperating income (expense)	(0.9)	7.9
Income from continuing operations before tax	45.8	69.5
Provision for income taxes	11.0	15.6

Income from continuing operations	34.8	53.9

Net income	34.8	53.9
Less net income attributable to noncontrolling interests	2.7	2.3

Net income attributable to Brink’s	32.1	51.6

Amounts attributable to Brink’s
Continuing operations	32.1	51.6

Net income attributable to Brink’s	$32.1	51.6

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.78	1.20
Net income	$0.78	1.20

Diluted:
Continuing operations	$0.77	1.19
Net income	$0.77	1.18

Weighted-average shares
Basic	41.3	43.1
Diluted	41.5	43.5

Cash dividends paid per common share	$0.2550	0.2425
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025

Net income	$34.8	$53.9

Net benefit plan adjustments:
Net benefit plan actuarial adjustment	5.0	—
Net benefit plan prior service adjustment	(1.4)	(2.5)
Net deferred profit sharing adjustment	—	0.3
Total benefit plan adjustments	3.6	(2.2)

Net foreign currency translation adjustment	(0.4)	38.2
Net change on available-for-sale securities	0.6	0.6
Net change on cash flow hedges	(0.4)	(2.6)
Other comprehensive income (loss) before tax	3.4	34.0
Provision (benefit) for income taxes	3.0	(4.5)

Other comprehensive income (loss)	0.4	38.5

Comprehensive income	35.2	92.4
Less comprehensive income attributable to noncontrolling interests	1.7	3.0

Comprehensive income attributable to Brink's	$33.5	89.4
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Three Months ended March 31, 2026
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2025	41.1	$41.1	632.1	270.1	(665.6)	129.6	407.3
Net income	—	—	—	32.1	—	2.7	34.8
Other comprehensive income (loss)	—	—	—	—	1.4	(1.0)	0.4
Shares repurchased(a)	(0.2)	(0.2)	(2.3)	(26.1)	—	—	(28.6)
Dividends to:
Brink’s common shareholders ($0.2550 per share)	—	—	—	(10.5)	—	—	(10.5)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.1	—	—	—	7.1
Consideration from exercise of stock options	—	—	0.2	—	—	—	0.2
Other share-based benefit transactions	0.3	0.3	(17.7)	—	—	—	(17.4)
Balance as of March 31, 2026	41.2	$41.2	619.4	265.6	(664.2)	131.1	393.1

	Three Months ended March 31, 2025
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2024	42.9	$42.9	660.7	285.4	(804.1)	127.6	312.5
Net income	—	—	—	51.6	—	2.3	53.9
Other comprehensive income	—	—	—	—	37.8	0.7	38.5
Shares repurchased(a)	(0.5)	(0.5)	(11.0)	(36.2)	—	—	(47.7)
Dividends to:
Brink’s common shareholders ($0.2425 per share)	—	—	—	(10.4)	—	—	(10.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	5.7	—	—	—	5.7
Other share-based benefit transactions	0.3	0.3	(16.7)	(0.1)	—	—	(16.5)
Acquisitions of noncontrolling interests(b)	—	—	0.6	—	(0.2)	(7.0)	(6.6)
Balance as of March 31, 2025	42.7	$42.7	639.3	290.3	(766.5)	123.2	329.0

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$34.8	53.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	79.7	70.7
Share-based compensation expense	7.1	5.7
Deferred income taxes	(8.7)	0.3
(Gain) loss on marketable securities, sale of property and equipment and derivatives	1.6	(8.6)
Impairment losses	0.5	1.6
Retirement benefit funding (more) less than expense:
Pension	1.2	(1.0)
Other than pension	(4.6)	(4.1)
Unrealized foreign currency losses	0.6	15.6
Other operating	2.0	(5.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable and income taxes receivable	(78.1)	(53.1)
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	4.4	(91.1)
Increase (decrease) in restricted cash held for customers	3.2	(45.0)
Increase in customer obligations	30.0	38.9
Increase in prepaid and other current assets	(31.1)	(27.5)
Other	(13.9)	(10.9)
Net cash provided by (used in) operating activities	28.7	(60.2)
Cash flows from investing activities:
Capital expenditures	(40.1)	(58.9)
Acquisitions, net of cash acquired	—	(5.3)
Marketable securities:
Purchases	(18.8)	(12.7)
Sales	18.4	14.3
Cash proceeds from sale of property and equipment	3.3	2.6
Net change in loans held for investment	1.5	1.6
Net change in economic hedges	(1.2)	9.0
Other	0.7	0.7
Net cash used in investing activities	(36.2)	(48.7)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(11.3)	(16.5)
Long-term revolving credit facilities:
Borrowings	4,589.1	3,620.0
Repayments	(4,628.3)	(3,627.0)
Other long-term debt:
Borrowings	5.6	8.1
Repayments	(27.5)	(28.4)
Acquisition of noncontrolling interest	—	(6.6)
Debt financing costs	(20.6)	(0.8)
Repurchase shares of Brink's common stock	(30.2)	(44.8)
Dividends to:
Shareholders of Brink’s	(10.5)	(10.4)
Noncontrolling interests in subsidiaries	(0.2)	(0.4)
Proceeds from exercise of stock options	0.2	—
Tax withholdings associated with share-based compensation	(18.1)	(17.3)
Net cash used in financing activities	(151.8)	(124.1)
Effect of exchange rate changes on cash	(12.1)	32.9
Cash, cash equivalents and restricted cash:
Decrease	(171.4)	(200.1)
Balance at beginning of period	2,266.9	1,840.4
Balance at end of period	$2,095.5	1,640.3

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company”, “we”, “us” or “our”) has four operating segments:
•North America
•Latin America
•Europe
•Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together, "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 3% of our consolidated revenues for the first three months of 2026 and 4% of our consolidated revenues for the first three months of 2025.

The operating environment in Argentina has presented business challenges in recent years driven by significant inflation and devaluation of the Argentine peso, despite modest appreciation of the currency during the first quarter of 2026. In the first three months of 2026 and 2025, the Argentine peso appreciated approximately 5% (from 1,451.6 to 1,382.0 pesos to the U.S. dollar) and declined 4% (from 1,031.0 to 1,073.1 pesos to the U.S. dollar), respectively. For the year ended December 31, 2025, the Argentine peso declined approximately 29% (from 1,031.0 to 1,451.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first three months of 2026, we recognized a $1.4 million pretax remeasurement gain. In the first three months of 2025, we recognized a $4.8 million pretax remeasurement loss. Argentine peso-denominated nonmonetary assets and liabilities are recorded at historical cost based on the currency exchange rate at the time the asset or liability was acquired.

At March 31, 2026, Argentina's economy remained highly inflationary for accounting purposes. At March 31, 2026, we had net monetary assets denominated in Argentine pesos of $33.0 million (including cash of $31.3 million). At March 31, 2026, we had net nonmonetary assets of $135.3 million (including $102.5 million of goodwill and $3.7 million in debt securities denominated in Argentine pesos).

At December 31, 2025, we had net monetary assets denominated in Argentine pesos of $23.4 million (including cash of $24.9 million) and net nonmonetary assets of $140.7 million (including $102.5 million of goodwill and $7.7 million in debt securities denominated in Argentine pesos).

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of March 31, 2026 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Acquisition of NCR Atleos Corporation ("NCR Atleos")
On February 26, 2026, we entered into a definitive agreement to acquire NCR Atleos. The estimated purchase price consideration, on a GAAP basis, is approximately $4 billion. The transaction is expected to close in the first quarter of 2027, subject to regulatory approval and other customary closing conditions. The purchase price consideration at closing will be based primarily on the outstanding shares of NCR Atleos common stock and the market price of Brink’s common stock at the time of closing. As of March 31, 2026, we have incurred $19.4 million of transaction costs, including fees to attorneys, accountants and other professional advisors, related to the future acquisition of NCR Atleos.

New Accounting Standards
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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended March 31, 2026

Reportable Segments:
North America	$303.4	136.2	439.6
Latin America	267.5	76.3	343.8
Europe	205.1	160.8	365.9
Rest of World	206.6	19.2	225.8
Total reportable segments	$982.6	392.5	1,375.1

Three months ended March 31, 2025

Reportable Segments:
North America	$299.0	118.6	417.6
Latin America	251.2	56.4	307.6
Europe	185.6	133.4	319.0
Rest of World	188.2	14.3	202.5
Total reportable segments	$924.0	322.7	1,246.7

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be billed or amortized within one year ($11.7 million at March 31, 2026) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed or amortized within one year ($16.6 million at March 31, 2026) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2026)	$766.0	27.6	15.0
Closing (March 31, 2026)	833.3	28.3	18.3
Increase (decrease)	$67.3	0.7	3.3

The amount of revenue recognized in the three months ended March 31, 2026 that was included in the January 1, 2026 contract liabilities balance was $5.6 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the three months ended March 31, 2026 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At March 31, 2026, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at March 31, 2026 and December 31, 2025 were $15.0 million and $14.3 million, respectively.

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

	Three Months Ended March 31, 2026
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$439.6	343.8	365.9	225.8	1,375.1
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	147.6	154.5	160.6	55.4
Other cost of revenues segment items(b)	170.4	99.2	123.4	96.3
Total cost of revenues(a)	318.0	253.7	284.0	151.7

Selling, general, and administrative(a)	60.7	32.7	42.0	19.1
Segment operating profit	$60.9	57.4	39.9	55.0	213.2

	Three Months Ended March 31, 2025
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$417.6	307.6	319.0	202.5	1,246.7
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	153.2	140.7	141.8	49.0
Other cost of revenues segment items(b)	156.7	83.2	109.9	92.9
Total cost of revenues(a)	309.9	223.9	251.7	141.9

Selling, general, and administrative(a)	54.6	29.8	39.2	13.4
Segment operating profit	$53.1	53.9	28.1	47.2	182.3

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

	Three Months Ended March 31,
(In millions)	2026	2025

Segment operating profit	$213.2	182.3

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	$(46.4)	(34.9)
Foreign currency transaction gains	1.6	3.2
Other items not allocated to segments:
Reorganization and restructuring	—	(0.5)
Acquisitions and dispositions	(15.6)	(18.5)
Argentina highly inflationary impact	0.5	(6.3)
NCR Atleos acquisition and transformation initiatives	(38.9)	(5.1)
Non-routine legal matters	(2.8)	—
DOJ/FinCEN investigations	(1.2)	(0.9)
Chile antitrust matter	(0.2)	(0.2)
Operating profit	$110.2	119.1

Other Items not Allocated to Segments

Reorganization and restructuring Costs associated with certain reorganization and restructuring actions were excluded from reported non-GAAP results. These items included primarily severance charges and asset impairment losses. These costs related to global restructuring initiatives, completed in prior years.

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

NCR Atleos acquisition and transformation initiatives On February 26, 2026, we entered into a definitive agreement to acquire NCR Atleos. The transaction is expected to close in the first quarter of 2027, subject to regulatory approval and other customary closing conditions. This acquisition represents a significant strategic step for Brink’s, expanding the scale of the combined company and supporting continued growth in our AMS and DRS offerings, which reflect an increasing portion of our business mix.

During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model. The program is designed to help us standardize and streamline our commercial and operational systems and processes, as well as back-office functions, including finance and information technology. The efforts will drive continuous improvement and achieve operational excellence. These costs relate to discrete initiatives.

Non-routine legal matters In the first quarter of 2026, we recognized $2.8 million of probable losses in connection with non-routine legal matters. These costs relate to fact-specific matters that management does not believe are indicative of the Company's underlying operational performance for the period.
.
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

	Three Months Ended March 31,
(In millions)	2026	2025

Capital Expenditures by Reportable Segment
North America	$8.7	24.0
Latin America	6.4	6.0
Europe	13.1	14.7
Rest of World	10.9	13.8
Total reportable segments	39.1	58.5
Corporate items	1.0	0.4
Total	$40.1	58.9

	Three Months Ended March 31,
(In millions)	2026	2025
Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$23.1	19.4
Latin America	14.7	12.7
Europe	18.9	15.6
Rest of World	6.5	5.8
Total reportable segments	63.2	53.5
Corporate items	0.6	0.7
Argentina highly inflationary impact	1.0	2.1
Depreciation and amortization of property and equipment	64.8	56.3

Amortization of intangible assets(a)	14.9	14.4
Total	$79.7	70.7

(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

(In millions)	March 31, 2026	December 31, 2025

Assets held by Reportable Segment
North America	$2,040.8	2,166.7
Latin America	1,310.5	1,211.6
Europe	2,413.7	2,458.9
Rest of World	1,072.6	1,070.9
Total reportable segments	6,837.6	6,908.1
Corporate items	437.8	431.1
Total	$7,275.4	7,339.2

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

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2026	2025	2026	2025	2026	2025

Three months ended March 31,

Service cost	$—	—	2.4	2.0	2.4	2.0
Interest cost on projected benefit obligation	7.4	7.9	5.0	4.2	12.4	12.1
Return on assets – expected	(9.4)	(11.1)	(3.0)	(2.7)	(12.4)	(13.8)
Amortization of losses	2.4	1.3	1.0	0.6	3.4	1.9
Amortization of prior service cost	—	—	—	0.1	—	0.1
Settlement loss	—	—	—	0.3	—	0.3
Net periodic pension cost (credit)	$0.4	(1.9)	5.4	4.5	5.8	2.6
The components of net periodic pension cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2025 or the first three months of 2026. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2025, we do not expect to make contributions to the primary U.S. pension plan for the foreseeable future.

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

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2026	2025	2026	2025	2026	2025

Three months ended March 31,

Service cost	$—	—	0.1	—	0.1	—
Interest cost on accumulated postretirement benefit obligations	2.4	2.3	1.0	1.1	3.4	3.4
Return on assets – expected	(2.4)	(2.4)	—	—	(2.4)	(2.4)
Amortization of losses	0.5	0.3	0.7	0.9	1.2	1.2
Amortization of prior service cost (credit)	(1.4)	(2.6)	—	—	(1.4)	(2.6)
Net periodic postretirement cost (credit)	$(0.9)	(2.4)	1.8	2.0	0.9	(0.4)
The components of net periodic postretirement cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
(In millions, except for effective tax rate)	2026	2025
Continuing operations
Provision for income taxes	$11.0	15.6
Effective tax rate	24.0%	22.4%

2026 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2026 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations.

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

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2026

Amounts attributable to Brink's:
Benefit plan adjustments	$0.4	(1.0)	3.2	(0.8)	1.8
Foreign currency translation adjustments(b)	2.1	(2.2)	(1.5)	0.4	(1.2)
Gains (losses) on available-for-sale securities	(1.0)	0.4	1.6	0.1	1.1
Gains (losses) on cash flow hedges	0.7	(0.2)	(1.1)	0.3	(0.3)
	2.2	(3.0)	2.2	—	1.4

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.0)	—	—	—	(1.0)
	(1.0)	—	—	—	(1.0)

Total
Benefit plan adjustments(a)	0.4	(1.0)	3.2	(0.8)	1.8
Foreign currency translation adjustments(b)	1.1	(2.2)	(1.5)	0.4	(2.2)
Gains (losses) on available-for-sale securities(c)	(1.0)	0.4	1.6	0.1	1.1
Gains (losses) on cash flow hedges(d)	0.7	(0.2)	(1.1)	0.3	(0.3)
	$1.2	(3.0)	2.2	—	0.4

Three months ended March 31, 2025

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.4)	0.9	1.2	(0.3)	(1.6)
Foreign currency translation adjustments(b)	38.7	2.9	(1.2)	0.3	40.7
Gains (losses) on available-for-sale securities	0.4	(0.1)	0.2	0.2	0.7
Gains (losses) on cash flow hedges	(0.1)	—	(2.5)	0.6	(2.0)
	35.6	3.7	(2.3)	0.8	37.8

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.7	—	—	—	0.7
	0.7	—	—	—	0.7

Total
Benefit plan adjustments(a)	(3.4)	0.9	1.2	(0.3)	(1.6)
Foreign currency translation adjustments(b)	39.4	2.9	(1.2)	0.3	41.4
Gains (losses) on available-for-sale securities(c)	0.4	(0.1)	0.2	0.2	0.7
Gains (losses) on cash flow hedges(d)	(0.1)	—	(2.5)	0.6	(2.0)
	$36.3	3.7	(2.3)	0.8	38.5

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

	Three Months Ended March 31,
(In millions)	2026	2025
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.9	1.6
Selling, general and administrative expenses	0.6	0.5
Interest and other nonoperating expense	4.2	0.1
(b)2026 foreign currency translation adjustment amounts arising during the three months ended March 31, 2026 reflect primarily the appreciation of the the Brazilian real, the Colombian peso, the Chilean peso, and the euro. 2025 foreign currency translation adjustment amounts arising during the three months ended March 31, 2025 reflect primarily the appreciation of the euro, the Mexican peso and the Brazilian real.
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
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as interest expense ($1.1 million reduction to expense in the three months ended March 31, 2026 and $2.5 million reduction to expense in the three months ended March 31, 2025).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2025	$(267.0)	(406.8)	(0.9)	9.1	(665.6)
Other comprehensive income (loss) before reclassifications	(0.6)	(0.1)	(0.6)	0.5	(0.8)
Amounts reclassified from accumulated other comprehensive loss to net income	2.4	(1.1)	1.7	(0.8)	2.2
Other comprehensive loss attributable to Brink's	1.8	(1.2)	1.1	(0.3)	1.4
Balance as of March 31, 2026	$(265.2)	(408.0)	0.2	8.8	(664.2)

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

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	March 31, 2026	December 31, 2025

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	571.5	579.0

2029 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	405.8	412.2

2032 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	402.9	416.0

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

Economic Hedges
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At March 31, 2026, the notional value of our outstanding foreign currency forward and swap contracts was $653 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

Cash flows related to economic hedges are reported in the condensed consolidated statements of cash flows based on the nature of the underlying items being hedged. For the periods presented, such cash flows are reported in operating activities or investing activities.

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	March 31, 2026	December 31, 2025

Prepaid expenses and other	$9.2	4.2
Accrued liabilities	(2.9)	(5.3)
Net asset	$6.3	(1.1)

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended March 31,
(in millions)	2026	2025

Derivative instrument gains (losses) included in other operating income (expense)(a)	$10.4	(12.6)
(a)Derivative instrument gains in the three months ended March 31, 2026, and derivative instrument losses in the three months ended March 31, 2025, were primarily driven by the impact of hedging currency exposures on intercompany loans denominated in the euro, the British pound, and the Mexican peso.

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

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	March 31, 2026	December 31, 2025

Euro net investment hedge(a)
Prepaid expenses and other	$2.1	2.1
Accrued liabilities	(31.2)	(34.2)
Other noncurrent liabilities	(25.1)	(28.3)

Zero cost collar
Prepaid expenses and other	$—	0.2
Other noncurrent asset	—	—

Other currency net investment hedges(b)
Prepaid expenses and other	$0.9	0.5
Other noncurrent asset	0.3	0.2
Accrued liabilities	(0.2)	(0.7)
Other noncurrent liabilities	(1.6)	(1.1)

Net asset (liability)	$(54.8)	(61.3)
(a)At March 31, 2026, swaps with a total notional value of $215 million will terminate in May 2026 and have a weighted average maturity of 0.1 years. Swaps with a total notional value of $185 million will terminate in April 2031 and have a weighted average maturity of 4.5 years.
(b)At March 31, 2026, the total notional value was $145 million with a weighted average maturity of 1.0 years. These contracts hedge portions of our net investments in subsidiaries with functional currencies of Hong Kong dollar; Singapore dollar; Japanese yen; Israeli shekel; Swiss franc; and Canadian dollar.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps and foreign exchange forward swap contract is included as a benefit in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2026	2025

Cross currency swaps designated as net investment hedges	$(1.5)	(1.2)
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

In the first and third quarters of 2025, we entered into interest rate swaps totaling $150 million in notional value, all maturing in June 2027.

The fair values of our interest rate swaps were recognized in the condensed consolidated balance sheet as follows:

(In millions)	March 31, 2026	December 31, 2025

$100 million notional - June 2027 maturity (a)
Accrued liabilities	$(0.1)	(0.3)
Other noncurrent liabilities	—	(0.3)

$50 million notional - June 2027 maturity (a)
Prepaid expenses and other	$0.1	—
Accrued liabilities	—	(0.1)
Other noncurrent liabilities	—	(0.1)
Net asset (liability)	$—	(0.8)
(a)At March 31, 2026, swaps with a total notional value of $150 million will terminate in June 2027 and have a weighted average maturity of 0.7 years.

Amounts under our interest rate swap contracts were recognized in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2026	2025

Impact to interest expense - (benefit) cost	$(1.1)	(2.5)
Cash flows related to interest rate swaps are reported as operating activities.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S Plc ("G4S") and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $24 million that remains potentially payable as of March 31, 2026, as we believe it is unlikely that the contingent consideration payments will be reduced.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2026.

Note 8 - Debt

	March 31,	December 31,
(In millions)	2026	2025
Debt:
Short-term borrowings	$229.2	241.1
Total short-term borrowings	$229.2	241.1

Long-term debt
Bank credit facilities:
Term loans(a)	$1,218.1	1,223.3
Senior unsecured notes(b)	1,391.1	1,390.4
Revolving Credit Facility	460.0	420.0
Other facilities(c)	586.9	669.1
Financing leases	270.6	270.4
Total long-term debt	$3,926.7	3,973.2

Total debt	$4,155.9	4,214.3

Included in:
Current liabilities	$322.0	404.2
Noncurrent liabilities	3,833.9	3,810.1
Total debt	$4,155.9	4,214.3

(a)Amounts outstanding are net of unamortized debt costs of $6.9 million as of March 31, 2026 and $1.7 million as of December 31, 2025.
(b)Amounts outstanding are net of unamortized debt costs of $8.9 million as of March 31, 2026 and $9.6 million as of December 31, 2025.
(c)Includes Other Revolving Credit Facilities of $477 million at March 31, 2026 and $557 million at December 31, 2025.

Long-Term Debt

Senior Secured Credit Facility
In March 2026, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A., as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.2 billion of term loans (the "Term Loans"). The amendment also provides for $1.0 billion in a senior secured delayed draw term loan commitment (the "Delayed Draw Term Loan Facility") and up to $600 million of additional revolving commitments ("Upsized Revolver"). The proceeds under the Delayed Draw Term Loan Facility and the Upsized Revolver are intended to be used in the NCR Atleos transaction and are not available for use until the future acquisition date.

All loans under the Revolving Credit Facility and the Term Loans mature on March 31, 2031. There are no Term Loan principal payments due in the first four quarters. Thereafter, principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on March 31, 2031. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2026, $540 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at March 31, 2026. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of March 31, 2026. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of March 31, 2026.

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

Other Facilities
Other facilities consists primarily of revolving credit facilities in our North America, Latin America and Europe segments ("Other Revolving Credit Facilities"). On an aggregate basis, borrowings under these facilities total $668 million with an additional $182 million available as of March 31, 2026, including $191 million in Short-term borrowings and $477 million in Other long-term debt. Maturity dates of the long-term facilities range from July 2027 to June 2028 and interest rates range from 4.80% to 5.00%. Borrowings under these facilities are secured by cash and certain receivables held by Brink's. In July 2024, we increased the capacity of the largest of these credit facilities from $250 million to $500 million.

The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all of these covenants at March 31, 2026.

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

The following table is a rollforward of the allowance for doubtful accounts for the three month period ended March 31, 2026.

Allowance for doubtful accounts:

(In millions)

December 31, 2025	$20.6
Provision for uncollectible accounts receivable	1.0
Write-offs and recoveries	(1.1)
Foreign currency exchange effects	(0.2)
March 31, 2026	$20.3

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

Outstanding awards at March 31, 2026 include performance stock units, restricted stock units, deferred stock units, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. For all share-based awards outstanding at March 31, 2026, the retirement eligibility provisions require a minimum of a one year service period in order to meet the retirement-eligible conditions. We recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(In millions)	2026	2025

Performance stock units	$4.0	3.0
Restricted stock units	2.7	2.3
Deferred stock units and fees paid in stock	0.4	0.4
Cash based awards	0.3	0.3
Share-based payment expense	7.4	6.0
Income tax benefit	(1.7)	(1.4)
Share-based payment expense, net of tax	$5.7	4.6

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

The following table summarizes time-based stock option activity during the first three months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2025	2.8	$19.75
Exercised	(2.8)	19.75
Outstanding balance as of March 31, 2026	—	$—

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

The following table summarizes RSU activity during the first three months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2025	263.7	$84.52
Granted	110.1	123.91
Forfeited	(6.7)	86.76
Vested	(94.6)	78.61
Nonvested balance as of March 31, 2026	272.5	$102.44

Performance Stock Units ("PSUs”)
Historically, we have granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs") as part of our compensation program.

The majority of outstanding IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For IMP PSUs granted in 2024, the performance period is from January 1, 2024, to December 31, 2026. For IM PSUs granted in 2025, the performance period is from January 1, 2025 to December 31, 2027. For the majority of IM PSUs granted in 2026, the performance period is from January 1, 2026 to December 31, 2028. In 2025 and 2026, we also granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier), a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model. IM PSUs are paid out in shares of Brink's stock when the awards vest. For IM PSUs granted in 2024, 2025 and 2026, the number of shares paid out ranges from 0% to 200% of an employee's award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

The following table summarizes all PSU activity during the first three months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2025	522.4	$80.75
Granted	342.3	118.31
Forfeited or expired	(10.0)	80.94
Vested(a)	(167.8)	69.24
Nonvested balance as of March 31, 2026	686.9	$102.27

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2025 were 358.9 thousand, compared to target shares of 167.8 thousand.

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

The following table summarizes all DSU activity during the first three months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2025	14.8	$92.19
Granted	—	—
Vested	—	—
Nonvested balance as of March 31, 2026	14.8	$92.19

Note 11 - Capital Stock

Common Stock
At March 31, 2026, we had 100 million shares of common stock authorized and 41.2 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On January 15, 2026, the Board declared a regular quarterly dividend of $0.2550 per share payable on March 2, 2026, to shareholders of record on February 2, 2026. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At March 31, 2026, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share, and no shares were issued and outstanding.

Share Repurchase Program
In December 2025, our Board authorized a $750 million share repurchase program that expires on December 31, 2027 (the "2025 Repurchase Program").

Under the 2025 Share Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In November 2023, our Board authorized a $500 million share repurchase program (the "2023 Repurchase Program"). Under the 2023 Repurchase Program, in 2025, we repurchased a total of 2,210,616 shares of our common stock for an aggregate of $209.4 million and an average price of $94.74 per share. These shares were retired upon repurchase. The 2023 Repurchase Program expired on December 31, 2025, with approximately $87 million remaining available.

During the three months ended March 31, 2026, we repurchased a total of 241,321 shares of our common stock for an aggregate amount of $30.2 million and an average price of $125.12 per share under the 2025 Repurchase Program. These shares were retired upon repurchase. At March 31, 2026, $720 million remained available under the 2025 Repurchase Program.

Shares Used to Calculate Earnings per Share

	Three Months Ended March 31,
(In millions)	2026	2025

Weighted-average shares:
Basic(a)	41.3	43.1
Effect of dilutive stock awards and options	0.2	0.4
Diluted	41.5	43.5

Antidilutive stock awards and options excluded from denominator	0.1	—

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, basic shares include weighted-average units of 0.1 million in the three months ended March 31, 2026, and 0.2 million in the three months ended March 31, 2025.

Note 12 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2026	2025
Cash paid for:
Interest	$55.9	52.9
Income taxes, net	30.4	28.3

Argentina Marketable Securities
We have historically used available Argentine pesos to purchase equity and available-for-sale debt securities. There were no cash outflows through the first three months of 2026. Cash inflows for the sale of these financial instruments totaled $4.5 million. There were no cash outflows for purchases of these financial instruments through the first three months of 2025. Cash inflows for the sale of these financial instruments totaled $0.8 million during the first three months of 2025. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos. These cash flows are reported in investing activities.
Non-cash Investing and Financing Activities
We acquired $21.7 million in armored vehicles, DRS devices and other equipment under financing lease arrangements in the first three months of 2026 compared to $13.9 million in armored vehicles, DRS devices and other equipment acquired under financing lease arrangements in the first three months of 2025.
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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $55.7 million ($45.7 million at December 31, 2025) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At March 31, 2026, we held $548.2 million of restricted cash ($290.9 million represented restricted cash held for customers and $199.9 million represented accrued liabilities). At December 31, 2025, we held $541.0 million of restricted cash ($294.2 million represented restricted cash held for customers and $199.3 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $3.2 million in the first three months of 2026 compared to $8.1 million in the first three months of 2025 and are included in Other long-term debt borrowings within financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2026	2025
Cash and cash equivalents	$1,547.3	1,725.9
Restricted cash	548.2	541.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$2,095.5	2,266.9

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

RESULTS OF OPERATIONS

Consolidated Review

	Three Months Ended March 31,		%
(In millions, except for percentages and per share amounts)	2026	2025	Change
GAAP
Revenues	$1,375.1	1,246.7	10
Cost of revenues	1,019.4	939.5	9
Selling, general and administrative expenses	250.8	186.3	35
Operating profit	110.2	119.1	(7)
Operating profit margin	8.0%	9.6%	(16)
Income from continuing operations(a)	32.1	51.6	(38)
Diluted EPS from continuing operations(a)	0.77	1.19	(35)

Non-GAAP(b)
Non-GAAP operating profit	$168.4	150.6	12
Non-GAAP operating profit margin	12.2%	12.1%	1
Non-GAAP income from continuing operations(a)	74.7	70.6	6
Adjusted EBITDA	237.5	215.0	10
Non-GAAP diluted EPS from continuing operations(a)	1.80	1.62	11
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)These measures are supplemental financial measures that are not required by, or presented in accordance with, GAAP. See page 40 for further information on these non-GAAP measures and reconciliations to the applicable GAAP measures.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2026 versus First Quarter 2025

Consolidated Revenues  Revenues increased $128.4 million due to the favorable impact of currency exchange rates ($71.1 million), organic increases in North America ($20.4 million), Rest of World ($13.2 million), Latin America ($11.4 million), and Europe ($10.7 million), and the favorable impact of acquisitions ($1.6 million). The favorable currency exchange rate impact was driven primarily by the euro, Mexican peso, and Brazilian real. Revenues increased 4% on an organic basis primarily due to inflation-based price increases, and organic growth in AMS and DRS revenue, as well as BGS revenue. See our definition of “organic growth” on page 40.

Consolidated Costs and Expenses  Cost of revenues increased 9% to $1,019.4 million primarily due to the impact of higher revenue and the impact of currency exchange rates. Selling, general and administrative costs increased 35% to $250.8 million primarily due to costs from NCR Atleos acquisition and transformation initiatives, higher incentive compensation, and the impact of currency exchange rates.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin decreased from 9.6% to 8.0%. Operating profit decreased $8.9 million due mainly to:
•higher expenses due to the NCR Atleos acquisition and transformation initiatives ($33.8 million) and
•higher corporate expenses on an organic basis ($11.5 million), partially offset by:
•organic increases in North America ($7.8 million), Europe ($7.6 million), Rest of World ($6.0 million), and Latin America ($0.9 million) and
•favorable changes in currency exchange rates ($6.7 million), driven primarily by the Mexican peso, the euro, and Brazilian real.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $19.5 million to $32.1 million due to the decrease in operating profit mentioned above, lower interest and other nonoperating income ($8.8 million), higher interest expense ($6.0 million), and higher noncontrolling interest ($0.4 million), partially offset by the lower income tax expense ($4.6 million). Earnings per share from continuing operations was $0.77, down from $1.19 in the first quarter of 2025.

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

Analysis of Consolidated Results: First Quarter 2026 versus First Quarter 2025

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin increased from 12.1% to 12.2%. Non-GAAP operating profit increased $17.8 million due mainly to:
•organic increases in North America ($7.8 million), Europe ($7.6 million), Rest of World ($6.0 million), and Latin America ($0.9 million),
•favorable changes in currency exchange rates ($6.7 million), driven primarily by the Mexican peso, the euro, and Brazilian real, and
•the favorable impact of acquisitions in segment results ($0.3 million), partially offset by:
•higher corporate expenses on an organic basis ($11.5 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $4.1 million to $74.7 million due to the operating profit increase mentioned above, partially offset by lower interest and other nonoperating income ($6.1 million), and higher interest expense ($6.0 million), and the higher income tax expense ($1.6 million). Non-GAAP earnings per share from continuing operations was $1.80, up from $1.62 in the first quarter of 2025.

Adjusted EBITDA Adjusted EBITDA increased 10% to $237.5 million primarily due to the increase in Non-GAAP operating profit ($17.8 million).

Revenues and Operating Profit by Segment: First Quarter 2026 versus First Quarter 2025

		Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)		% Change
(In millions, except for percentages)	1Q'25				1Q'26	Total	Organic Growth(a)
Revenues:
North America	$417.6	20.4	—	1.6	439.6	5	5
Latin America	307.6	11.4	0.5	24.3	343.8	12	4
Europe	319.0	10.7	1.1	35.1	365.9	15	3
Rest of World	202.5	13.2	—	10.1	225.8	12	7
Segment revenues	1,246.7	55.7	1.6	71.1	1,375.1	10	4

Revenues	$1,246.7	55.7	1.6	71.1	1,375.1	10	4

Operating profit:
North America	$53.1	7.8	—	—	60.9	15	15
Latin America	53.9	0.9	(0.2)	2.8	57.4	6	2
Europe	28.1	7.6	0.5	3.7	39.9	42	27
Rest of World	47.2	6.0	—	1.8	55.0	17	13
Segment operating profit	182.3	22.3	0.3	8.3	213.2	17	12
Corporate expenses(d)	(31.7)	(11.5)	—	(1.6)	(44.8)	41	36
Other items not allocated to segments(d)	(31.5)	(30.1)	3.4	—	(58.2)	85	96

Operating profit	$119.1	(19.3)	3.7	6.7	110.2	(7)	(16)
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
(d)See pages 34-36 for further information, where these items are discussed in more detail.

Analysis of Segment Results: First Quarter 2026 versus First Quarter 2025

North America
Revenues increase 5% ($22.0 million) primarily due to a 5% organic increase ($20.4 million). Organic revenue increased primarily due to growth in AMS and DRS, as well as BGS revenue. Operating profit increased 15% ($7.8 million) due to a 15% organic increase ($7.8 million). The organic increase was primarily driven by higher revenue, the net impact of revenue mix, and cost productivity.

Latin America
Revenues increased 12% ($36.2 million) due to the favorable impact of currency exchange rates ($24.3 million) primarily from the Mexican peso and a 4% organic increase ($11.4 million). The organic increase was primarily driven by price increases across the segment, as well as growth in AMS and DRS revenue. Operating profit increased 6% ($3.5 million) primarily due to the favorable impact of currency exchange rates ($2.8 million) and a 2% organic increase ($0.9 million). The organic increase was primarily driven by higher revenue and cost productivity.

Europe
Revenues increased 15% ($46.9 million) primarily due to favorable impact of currency exchange rates ($35.1 million), a 3% organic increase ($10.7 million), and the favorable impact of acquisitions ($1.1 million). Organic revenue increased primarily due the growth of AMS and DRS revenue. Operating profit increased 42% ($11.8 million) primarily due to a 27% organic increase ($7.6 million) and the favorable impact of currency exchange rates ($3.7 million). The organic increase was driven by the mix benefit of higher AMS and DRS revenue.

Rest of World
Revenues increased 12% ($23.3 million) due to a 7% organic increase ($13.2 million) and the favorable impact of currency exchange rates ($10.1 million). Organic growth in the segment was primarily due to growth in BGS revenue and pricing discipline across the segment. Operating profit increased 17% ($7.8 million) primarily due to a 13% organic increase ($6.0 million) and the favorable impact of currency exchange rates ($1.8 million). The organic increase was primarily driven by a favorable BGS mix and higher revenue.

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

Corporate Expenses

	Three Months Ended March 31,		%
(In millions, except for percentages)	2026	2025	change
General, administrative and other expenses	$(46.4)	(34.9)	33
Foreign currency transaction gains	1.6	3.2	(50)
Corporate expenses	$(44.8)	(31.7)	41

Corporate expenses for the first three months of 2026 increased $13.1 million versus the prior year period. This was primarily driven by higher net compensation costs ($6.7 million), higher global management costs not allocated to segments ($3.5 million), higher net technology costs ($2.9 million) and a reduction in currency transaction gains ($1.6 million), partially offset by lower charges related to insurance and security losses ($3.6 million).

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions, except for percentages)	2026	2025	change

Reorganization and restructuring	$—	(0.5)	(100)
Acquisitions and dispositions	(15.6)	(18.5)	(16)
Argentina highly inflationary impact	0.5	(6.3)	fav
NCR Atleos acquisition and transformation initiatives	(38.9)	(5.1)	unfav
Non-routine legal matters	(2.8)	—	unfav
DOJ/FinCEN investigations	(1.2)	(0.9)	33
Chile antitrust matter	(0.2)	(0.2)	—
Total Other items not allocated to segments	$(58.2)	(31.5)	85

Reorganization and Restructuring
Costs associated with certain reorganization and restructuring actions were excluded from reported non-GAAP results. These items included primarily severance charges and asset impairment losses. These costs related to global restructuring initiatives, completed in prior years, mainly to mitigate the impact of external economic conditions in light of the COVID-19 pandemic. Due to the unusual nature of the underlying events that led to these actions, the charges are not considered part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

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

These items are described below:

2026 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $14.9 million in the first three months of 2026.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first three months of 2026, we recognized a net $0.5 million pretax gain in operating profit related to highly inflationary accounting, including currency remeasurement gains of $1.4 million. In the first three months of 2025, we recognized $6.3 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement loss of $4.8 million. Highly inflationary adjustments also impact gains and losses on marketable securities due to the change in exchange rates. These non-cash charges are not part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

NCR Atleos acquisition and transformation initiatives On February 26, 2026, we entered into a definitive agreement to acquire NCR Atleos. The transaction is expected to close in the first quarter of 2027, subject to regulatory approval and other customary closing conditions. This acquisition represents a significant strategic step for Brink’s, expanding the scale of the combined company and supporting continued growth in our AMS and DRS offerings, which reflect an increasing portion of our business mix.

During 2023, we initiated a multi-year program intended to accelerate growth and drive margin expansion through transformation of our business model. The program is designed to help us standardize and streamline our commercial and operational systems and processes, as well as back-office functions, including finance and information technology. The efforts will drive continuous improvement and achieve operational excellence.

Accordingly, we incurred $5.1 million of expense in the first three months of 2025, which primarily included third-party professional services. During the first three months of 2026, we incurred $38.9 million of related costs, including fees to attorneys, accountants and other professional advisors related to the NCR Atleos acquisition as well as severance costs and third-party professional services. Because these expenses are associated with discrete transformation initiatives, they are not reflective of our ongoing operating cost structure and are not indicative of our core operating expenses or normal activities. Accordingly, management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Non-routine legal matters In the first quarter of 2026, we recognized $2.8 million of probable losses in connection with non-routine legal matters. These costs relate to fact-specific matters that management does not believe are indicative of the Company's underlying operational performance for the period. Additionally, the nature of these amounts and the underlying claims are such that they are not reasonably likely to recur based on the Company's historical experience within two years, nor were there similar charges for such matters within the prior two years. Management has excluded these amounts when evaluating internal operating performance, and accordingly, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

DOJ/FinCEN investigations During the first three months of 2026, we accrued $1.2 million in connection with the DOJ and FinCEN investigations, which represents third-party legal costs associated with these matters. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts and the underlying investigations are such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

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

At March 31, 2026, Argentina's economy remained highly inflationary for accounting purposes. See Note 1 for more details about our Argentina operations including a description of how we account for currency remeasurement for our Argentine subsidiaries and the potential impacts of converting local currency into U.S. dollars.

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

Other Operating Income and Expense

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions, except for percentages)	2026	2025	change
Foreign currency items:
Transaction gains (losses)	$(7.4)	10.9	unfav
Derivative instrument gains (losses)	10.4	(12.6)	fav
Gains (losses) on sale of property and other assets	0.1	—	fav
Impairment losses	(0.5)	(1.6)	(69)
Indemnification asset adjustments	—	(0.9)	(100)
Share in earnings of equity affiliates	0.9	0.8	13
Royalty income	2.8	1.9	47
Other gains (losses)	(1.0)	(0.3)	unfav
Other operating income (expense)	$5.3	(1.8)	fav

Nonoperating Income and Expense
Interest expense

	Three Months Ended March 31,		%
(In millions, except for percentages)	2026	2025	change
Interest expense	$63.5	57.5	10

Interest expense was higher for the three months ended March 31, 2026, compared to the same prior year periods due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were primarily used to fund growth in our DRS business and other general corporate initiatives.

Interest and other nonoperating income (expense)

	Three Months Ended March 31,		%
(In millions, except for percentages)	2026	2025	change
Interest income	$4.4	10.9	(60)
Gain (loss) on equity and debt securities	(0.6)	(0.2)	unfav
Foreign currency transaction gains (losses)	0.6	(0.7)	fav
Retirement benefit cost other than service cost	(4.2)	(0.2)	unfav
Argentina turnover tax	(0.1)	(0.7)	(86)
Non-income taxes on intercompany billings	(1.2)	(0.2)	unfav
Other	0.2	(1.0)	fav
Interest and other nonoperating income (expense)	$(0.9)	7.9	unfav

Income Taxes

	Three Months Ended March 31,
(In millions, except for effective tax rate)	2026	2025
Continuing operations
Provision for income taxes	$11.0	15.6
Effective tax rate	24.0%	22.4%

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

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions, except for percentages)	2026	2025	change
Net income attributable to noncontrolling interests	$2.7	2.3	17

The increase in the net income attributable to noncontrolling interests in the first three months ended March 31, 2026, in comparison to the first three months ended March 31, 2025, is primarily attributable to higher 2025 operating results reported by certain subsidiaries that are not wholly-owned.

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
•Non-GAAP income from continuing operations attributable to Brink's: This measure equals GAAP income from continuing operations attributable to Brink's excluding Other Items not Allocated to Segments as well as certain retirement plan expenses/gains.
•Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA: EBITDA is calculated by starting with net income attributable to Brink's and adding back the amounts for interest expense, income taxes, depreciation and amortization. Adjusted EBITDA equals EBITDA excluding the applicable impacts of Other Items not Allocated to Segments as well as certain retirement plan expenses/gains, income tax rate adjustments, share-based compensation and marketable securities (gain) loss.
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
•Non-GAAP pre-tax income, Non-GAAP income tax and Non-GAAP effective income tax rate: Non-GAAP pre-tax income and non-GAAP income tax equal their GAAP counterparts excluding the applicable impacts of Other Items not Allocated to Segments as well as certain retirement plan expenses/gains. Non-GAAP effective income tax rate equals non-GAAP income tax divided by non-GAAP pre-tax income.

In addition to the rationale described above, we believe the following non-GAAP metrics are helpful in assessing cash flow and financial leverage consistent with how our management evaluates performance:

•Free cash flow before dividends: Free cash flow before dividends is a non-GAAP financial measure that represents management’s calculation of cash flows that are available for capital and investing activities such as paying dividends, share repurchases, debt, acquisition and other investments. We define free cash flow before dividends as net cash provided by (used in) operating activities, adjusted to exclude certain operating activities related to cash that is not available for corporate purposes, including the impact of cash flows from restricted cash held for customers, as well as cash received and processed in certain of our secure cash management services operations. The resulting amount is further adjusted to include the impact of cash flows related to property and equipment used to operate our business, including capital expenditures, cash proceeds from the sale of property and equipment, as well as lessor debt financing. Free cash flow before dividends also excludes the cash impact of transaction costs related to the NCR Atleos acquisition.
•Net debt: Net Debt equals total debt less cash and cash equivalents available for general corporate purposes. We exclude from cash and cash equivalents amounts held by our cash management services operations, as such amounts are not considered available for general corporate purposes. See page 49 for more details.

Reconciliations of Non-GAAP to GAAP Measures
Non-GAAP measures are reconciled to comparable GAAP measures either in the tables below or in “Liquidity and Capital Resources” section. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented. Most of the reconciling adjustments are described in Other Items Not Allocated to Segments above on pages 34–36. Additional reconciling items include the following:

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

NCR Atleos acquisition cash flows This represents the cash outflows during the period related to NCR Atleos acquisition-related transaction costs, such as fees to attorneys, accountants and other professional advisors.

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

Non-GAAP reconciled to GAAP

	Three months ended March 31, 2026			Three months ended March 31, 2025
(In millions, except for percentages)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)

GAAP	$45.8	11.0	24.0%	$69.5	15.6	22.4%
Reorganization and restructuring(c)	—	—		0.5	0.1
Acquisitions and dispositions(c)	15.2	3.4		19.2	1.4
Argentina highly inflationary impact(c)	1.1	0.1		7.3	0.1
NCR Atleos acquisition and transformation initiatives(c)	38.9	4.8		5.1	0.1
Non-routine legal matters(a)	2.8	0.7		—	—
DOJ/FinCEN investigations(c)	1.2	0.3		0.9	—
Chile antitrust matter(c)	0.2	0.1		0.2	—
Retirement plans(b)	1.5	0.4		(1.7)	(0.5)
Income tax rate adjustment(d)	—	8.6		—	11.0
Non-GAAP	$106.7	29.4	27.6%	$101.0	27.8	27.5%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 41 for details.
(c)See “Other Items Not Allocated To Segments” on pages 34-36 for details.
(d)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 27.6% for 2026 and was 27.5% for 2025.

	Three Months Ended March 31,
(In millions, except for per share amounts)	2026	2025

Operating profit:
GAAP	$110.2	119.1
Reorganization and restructuring(a)	—	0.5
Acquisitions and dispositions(a)	15.6	18.5
Argentina highly inflationary impact(a)	(0.5)	6.3
NCR Atleos acquisition and transformation initiatives(a)	38.9	5.1
Non-routine legal matters(a)	2.8	—
DOJ/FinCEN investigations(a)	1.2	0.9
Chile antitrust matter(a)	0.2	0.2
Non-GAAP	$168.4	150.6

Income (loss) from continuing operations attributable to Brink's:
GAAP	$32.1	51.6
Reorganization and restructuring(a)	—	0.4
Acquisitions and dispositions(a)	11.6	17.5
Argentina highly inflationary impact(a)	1.0	7.2
NCR Atleos acquisition and transformation initiatives(a)	34.1	5.0
Non-routine legal matters(a)	2.1	—
DOJ/FinCEN investigations(a)	0.9	0.9
Chile antitrust matter(a)	0.1	0.2
Retirement plans(b)	1.1	(1.2)
Income tax rate adjustment(c)	(8.3)	(11.0)
Non-GAAP	$74.7	70.6

Adjusted EBITDA:
Net income attributable to Brink's	$32.1	51.6
Interest expense	63.5	57.5
Income tax provision	11.0	15.6
Depreciation and amortization	79.7	70.7
EBITDA	$186.3	195.4
Reorganization and restructuring(a)	—	0.5
Acquisitions and dispositions(a)	0.1	4.5
Argentina highly inflationary impact(a)	0.1	5.2
NCR Atleos acquisition and transformation initiatives(a)	38.9	5.1
Non-routine legal matters(a)	2.8	—
DOJ/FinCEN investigations(a)	1.2	0.9
Chile antitrust matter(a)	0.2	0.2
Retirement plans(b)	1.5	(1.7)
Income tax rate adjustment(c)	0.3	—
Share-based compensation(d)	7.1	5.7
Marketable securities (gain) loss(e)	(1.0)	(0.8)
Adjusted EBITDA	$237.5	215.0

	Three Months Ended March 31,
(In millions, except for per share amounts)	2026	2025
Diluted EPS:
GAAP	$0.77	1.19
Reorganization and restructuring(a)	—	0.01
Acquisitions and dispositions(a)	0.28	0.40
Argentina highly inflationary impact(a)	0.02	0.17
NCR Atleos acquisition and transformation initiatives(a)	0.82	0.11
Non-routine legal matters(a)	0.05	—
DOJ/FinCEN investigations(a)	0.02	0.02
Retirement plans(b)	0.03	(0.02)
Income tax rate adjustment(c)	(0.20)	(0.25)
Non-GAAP	$1.80	1.62

Amounts may not add due to rounding.
(a)See “Other Items Not Allocated To Segments” on pages 34-36 for details.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 41 for details.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 27.6% for 2026 and was 27.5% for 2025.
(d)There is no difference between GAAP and non-GAAP share-based compensation amounts for the periods presented.
(e)Due to the impact of Argentina highly inflationary accounting, there was a $1.0 million non-GAAP adjustment for a loss in the three months ended March 31, 2025. There was a $1.6 million non-GAAP adjustment for a loss in the three months ended March 31, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased $88.9 million in the first three months of 2026 as compared to the first three months of 2025. Cash used for investing activities decreased by $12.5 million in the first three months of 2026 compared to the first three months of 2025. We financed our liquidity needs in the first three months of 2026 with existing cash from operations.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2026	2025	change

Cash flows provided by (used in) operating activities - GAAP	$28.7	(60.2)	88.9
(Increase) decrease in restricted cash held for customers (see Note 12)(a)	(3.2)	45.0	(48.2)
Increase in customer obligations(a)	(30.0)	(38.9)	8.9
Capital expenditures	(40.1)	(58.9)	18.8
Cash proceeds from sale of property and equipment	3.3	2.6	0.7
Proceeds from lessor debt financing (see Note 12)	3.2	8.1	(4.9)
Subtotal	$(38.1)	(102.3)	64.2
NCR Atleos acquisition cash flows(a)	2.1	—	2.1
Free cash flow before dividends(a)	$(36.0)	(102.3)	66.3

(a)Free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. See page 40 for further information on this non-GAAP measure, and see page 41 for descriptions of the adjustments.

Cash flows from operating activities - GAAP
Cash flows from operating activities increased $88.9 million in the first three months of 2026 compared to the same period in 2025. The increase was primarily attributed to restricted cash held for customers (restricted cash held for customers increased by $3.2 million in 2026 compared to a decrease of $45.0 million in 2025) and changes in working capital excluding taxes and interest (working capital decreased by $115.2 million in 2026 compared to a decrease of $176.0 million in 2025), partially offset by changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $30.0 million in 2026 compared to an increase of $38.9 million in 2025) and lower operating profit.

Free cash flow before dividends - non-GAAP
Free cash flow before dividends increased $66.3 million in the first three months of 2026 as compared to the same period in 2025. The increase was mostly attributed to changes in working capital excluding taxes and interest and lower amounts paid for capital expenditures (we had $40.1 million in cash paid for capital expenditures in 2026 compared to $58.9 million in 2025), partially offset by lower operating profit and lower cash proceeds from lessor debt financing (we had $3.2 million in cash proceeds in 2026 compared to $8.1 million in 2025).

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2026	2025	change
Cash flows from investing activities
Capital expenditures	$(40.1)	(58.9)	18.8
Acquisitions, net of cash acquired	—	(5.3)	5.3
Marketable securities:
Purchases	(18.8)	(12.7)	(6.1)
Sales	18.4	14.3	4.1
Proceeds from sale of property and equipment	3.3	2.6	0.7
Net change in economic hedges	(1.2)	9.0	(10.2)
Net change in loans held for investment	1.5	1.6	(0.1)
Other	0.7	0.7	—
Investing activities	$(36.2)	(48.7)	12.5

Cash used by investing activities decreased by $12.5 million in the first three months of 2026 versus the first three months of 2025. The decrease was primarily due to less cash paid for capital expenditures and acquisitions in 2026, partially offset by more cash payments related to the net change in economic hedge contracts in 2026, as discussed in Note 7.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2026	2025	change	2025
Property and equipment acquired during the period
Capital expenditures:
North America	$8.7	24.0	(15.3)	59.7
Latin America	6.4	6.0	0.4	24.2
Europe	13.1	14.7	(1.6)	73.3
Rest of World	10.9	13.8	(2.9)	43.4
Corporate	1.0	0.4	0.6	2.5
Capital expenditures	$40.1	58.9	(18.8)	203.1

Financing leases:
North America	$12.9	5.9	7.0	23.8
Latin America	4.8	3.3	1.5	37.6
Europe	4.0	4.7	(0.7)	13.7
Rest of World	—	—	—	1.1
Financing leases	$21.7	13.9	7.8	76.2

Total:
North America	$21.6	29.9	(8.3)	83.5
Latin America	11.2	9.3	1.9	61.8
Europe	17.1	19.4	(2.3)	87.0
Rest of World	10.9	13.8	(2.9)	44.5
Corporate	1.0	0.4	0.6	2.5
Total property and equipment acquired	$61.8	72.8	(11.0)	279.3

Depreciation and amortization(a)
North America	$23.1	19.4	3.7	85.1
Latin America	14.7	12.7	2.0	56.2
Europe	18.9	15.6	3.3	71.5
Rest of World	6.5	5.8	0.7	24.3
Total reportable segments	$63.2	53.5	9.7	237.1
Corporate	0.6	0.7	(0.1)	2.6
Argentina highly inflationary impact	1.0	2.1	(1.1)	(7.8)
Depreciation and amortization of property and equipment	$64.8	56.3	8.5	231.9

Amortization of intangible assets(a)	14.9	14.4	0.5	58.9
Total depreciation and amortization	$79.7	70.7	9.0	290.8
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.1 for the 12 months ended March 31, 2026 compared to 1.4 for the 12 months ended March 31, 2025.

Capital expenditures in the first three months of 2026 were primarily for cash devices, information technology, and armored vehicles.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2026	2025	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(11.3)	(16.5)	5.2
Long-term revolving credit facilities, net	(39.2)	(7.0)	(32.2)
Other long-term debt, net	(21.9)	(20.3)	(1.6)
Borrowings (repayments)	(72.4)	(43.8)	(28.6)

Acquisition of noncontrolling interest	—	(6.6)	6.6
Debt financing costs	(20.6)	(0.8)	(19.8)
Repurchase shares of Brink's common stock	(30.2)	(44.8)	14.6
Dividends to:
Shareholders of Brink’s	(10.5)	(10.4)	(0.1)
Noncontrolling interests in subsidiaries	(0.2)	(0.4)	0.2
Proceeds from exercise of stock options	0.2	—	0.2
Tax withholdings associated with share-based compensation	(18.1)	(17.3)	(0.8)
Financing activities	$(151.8)	(124.1)	(27.7)

Debt borrowings and repayments
Cash used in financing activities increased by $27.7 million year over year as we had net cash used in financing activities of $151.8 million in the first three months of 2026 compared to net cash used from financing activities of $124.1 million in the first three months of 2025. The change was driven primarily by an increase in net repayments (as discussed in Note 8) compared to the prior year three month period and an increase in cash paid for debt financing costs, partially offset by a decrease in cash used to repurchase shares of common stock (we used $30.2 million to repurchase shares in 2026 as compared to $44.8 million in 2025).

Dividends
We paid dividends to Brink’s shareholders of $0.2550 per share or $10.5 million in the first three months of 2026 compared to $0.2425 per share or $10.4 million in the first three months of 2025. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Capitalization

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2026	2025
Debt:
Short-term borrowings	$229.2	241.1
Long-term debt	3,926.7	3,973.2
Total Debt	$4,155.9	4,214.3

Less:
Cash and cash equivalents	$1,547.3	1,725.9
Amounts held by Cash Management Services operations(a)	(135.2)	(106.4)
Cash and cash equivalents available for general corporate purposes	$1,412.1	1,619.5

Net Debt(a)	$2,743.8	2,594.8
(a)Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. See page 40 for further information on this non-GAAP measure, and see page 41 for a description of the adjustment. Included within Net Debt is net cash from our Argentina operations of $31.3 million at March 31, 2026 and $24.9 million at December 31, 2025.

Net Debt as of March 31, 2026 increased versus the prior year end to provide funding for general corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 8 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2026, $540 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities and our ability to access capital from financial markets, we believe that we will be able to meet our liquidity needs for the next 12 months and thereafter the foreseeable future.

Limitations on dividends from foreign subsidiaries. A significant portion of our operations are outside the U.S. which may make it difficult to or costly to repatriate additional cash for use in the U.S. See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, for more information on the risks associated with having businesses outside the U.S.

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

Equity
In December 2025, our Board authorized a $750 million share repurchase program that expires on December 31, 2027 (the "2025 Repurchase Program").

Under the 2025 Share Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In November 2023, our Board authorized a $500 million share repurchase program (the "2023 Repurchase Program"). Under the 2023 Repurchase Program, in 2025, we repurchased a total of 2,210,616 shares of our common stock for an aggregate of $209.4 million and an average price of $94.74 per share. These shares were retired upon repurchase. The 2023 Repurchase Program expired on December 31, 2025, with approximately $87 million remaining available.

During the three months ended March 31, 2026, we repurchased a total of 241,321 shares of our common stock for an aggregate amount of $30.2 million and an average price of $125.12 per share. These shares were retired upon repurchase. At March 31, 2026, $720 million remained available under the 2025 Repurchase Program.

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at March 31, 2026.
Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 51 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2026.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “assumes,” “estimates,” “expects,” "target," “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking statements. Forward-looking information in this document includes, but is not limited to, statements concerning future performance of the Company and its global subsidiaries, including the anticipated results from the Company's strategic initiatives, including transformation initiatives and other technology and operational investments; the impact of U.S. and global macroeconomic conditions; difficulty in repatriating cash; fluctuating strength of the U.S. dollar; the proposed acquisition of NCR Atleos, Inc. ("NCR Atleos"), including the expected timing and conditions to closing (including receipt of regulatory approvals), the anticipated benefits and synergies of the transaction, the expected financing thereof and the related indebtedness expected to be incurred in connection with the transaction and the ability to service and repay such indebtedness; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; changes in allowance calculation methods; future working capital performance; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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
•our ability to maintain an effective IT infrastructure and safeguard confidential information and risks related to a failure of our IT systems and networks, including cloud-based applications, and risks associated with current and emerging technology threats, and damage from computer viruses, unauthorized access and cyber and ransomware attacks, including increasingly sophisticated cyber attacks incorporating the use of AI and other similar disruptions;
•our ability to effectively develop and implement solutions for our customers;
•risks associated with operating in foreign countries, including changing political, labor and economic conditions (including political conflict or unrest), regulatory issues (including the imposition of international sanctions, including by the U.S. government), military conflicts (including but not limited to the conflict in Israel, Iran and surrounding areas, as well as the possible expansion of such conflicts and potential geopolitical consequences), currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on our financial results as a result of jurisdictions' higher-than-expected inflation and those determined to be highly inflationary, and restrictive government actions, including nationalization;
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
•risks related to the proposed acquisition of NCR Atleos, including: the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; the inability to complete the proposed transaction due to the failure to obtain regulatory or shareholder approval or the failure to satisfy other conditions to closing; risks that the proposed transaction disrupts current plans and operations; the focus of management's time and attention on the transaction and other disruptions arising from the proposed transaction; the ability to recognize the anticipated benefits and synergies of the proposed transaction; the amount of the costs, fees, expenses, and charges related to the proposed transaction and financing obtained in connection with the proposed transaction; the ability to obtain regulatory approvals on the terms expected or anticipated schedule; the risk that the proposed transaction and its announcement could have an adverse effect on the ability of the Company to retain customers, retain and hire key personnel and maintain relationships with suppliers, customers and other business relationships and on operating results and business generally; the risk of litigation and/or regulatory actions related to the proposed transaction;
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
•the impact of the One Big Beautiful Bill Act;
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

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2025, in the registration statement on Form S-4 (including the joint proxy statement/prospectus contained therein) filed in connection with the proposed acquisition of NCR Atleos, and in our other public filings with the Securities and Exchange Commission. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements in this document are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our business or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this document. The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update, revise or clarify any information contained in this document or forward-looking statements that may be made from time to time on our behalf, whether as a result of new information, future events or otherwise, except as required by law.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 13 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2026:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through
January 31, 2026	121,593	$122.45	121,593	$735,110,707

February 1 through
February 28, 2026	94,926	$129.46	216,519	$722,821,388

March 1 through
March 31, 2026	24,802	$121.60	241,321	$719,805,519

(1)In December 2025, the Board of Directors approved a $750 million share repurchase program that expires on December 31, 2027. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Item 5.  Other Information

During the three months ended March 31, 2026, no directors nor officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6.  Exhibits

Exhibit
Number

10.1	Brink's Amended and Restated 2024 Equity Incentive Plan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2026.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2026, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025, (ii)  the Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 6, 2026	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)