Form 10-Q
period 2026-09-30
BRINKS CO
filed 2026-11-04
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Yes  ☐ No  ☒
As of October 30, 2026, 41,200,799 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,563.2	1,725.9
Restricted cash	436.0	541.0
Accounts receivable (net of allowance: 2026 - $17.5; 2025 - $20.6)	862.1	766.0
Prepaid expenses and other	360.8	296.1
Total current assets	3,222.1	3,329.0

Right-of-use assets, net	398.2	388.7
Property and equipment (net of accumulated depreciation and amortization: 2026 - $1,971.9; 2025 - $1,886.2)	1,031.0	1,130.5
Goodwill	1,493.7	1,515.3
Other intangibles (net of accumulated amortization: 2026 - $378.2; 2025 - $368.3)	330.4	385.2
Deferred tax assets, net	247.0	237.3
Other	421.9	353.2

Total assets	$7,144.3	7,339.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$251.7	241.1
Current maturities of long-term debt	105.3	163.1
Accounts payable	311.2	319.3
Accrued liabilities	1,246.3	1,180.2
Restricted cash held for customers	168.2	294.2
Total current liabilities	2,082.7	2,197.9

Long-term debt	3,798.1	3,810.1
Accrued pension costs	147.2	147.8
Retirement benefits other than pensions	117.7	120.4
Lease liabilities	316.6	310.2
Deferred tax liabilities	65.7	66.5
Other	232.3	279.0
Total liabilities	$6,760.3	6,931.9

Commitments and contingent liabilities (notes 4, 8 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2026 - 41.2; 2025 - 41.1	41.2	41.1
Capital in excess of par value	635.2	632.1
Retained earnings	303.5	270.1
Accumulated other comprehensive income (loss)	(680.6)	(665.6)
Brink’s shareholders	299.3	277.7

Noncontrolling interests	84.7	129.6

Total equity	384.0	407.3

Total liabilities and equity	$7,144.3	7,339.2
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2026	2025	2026	2025

Revenues	$1,374.6	1,335.0	$4,142.0	3,882.2

Costs and expenses:
Cost of revenues	1,040.3	990.4	3,085.9	2,906.6
Selling, general and administrative expenses	224.0	199.0	707.4	569.8
Total costs and expenses	1,264.3	1,189.4	3,793.3	3,476.4
Other operating income (expense)	20.7	6.8	25.8	(0.4)

Operating profit	131.0	152.4	374.5	405.4

Interest expense	(66.0)	(63.4)	(192.4)	(181.8)
Interest and other nonoperating income (expense)	(24.7)	1.5	(28.1)	11.2
Income from continuing operations before tax	40.3	90.5	154.0	234.8
Provision for income taxes	23.7	53.0	55.2	95.8

Income from continuing operations	16.6	37.5	98.8	139.0

Income (loss) from discontinued operations, net of tax	(0.1)	0.1	(0.2)	(0.1)

Net income	16.5	37.6	98.6	138.9
Less net income attributable to noncontrolling interests	2.0	1.3	7.6	7.3

Net income attributable to Brink’s	14.5	36.3	91.0	131.6

Amounts attributable to Brink’s
Continuing operations	14.6	36.2	91.2	131.7
Discontinued operations	(0.1)	0.1	(0.2)	(0.1)

Net income attributable to Brink’s	$14.5	36.3	$91.0	131.6

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.36	0.87	$2.21	3.11
Discontinued operations	—	—	(0.01)	—
Net income	$0.35	0.87	$2.20	3.10

Diluted:
Continuing operations	$0.35	0.86	$2.20	3.09
Discontinued operations	—	—	(0.01)	—
Net income	$0.35	0.86	$2.19	3.08

Weighted-average shares
Basic	41.4	41.9	41.3	42.4
Diluted	41.5	42.1	41.5	42.7

Cash dividends paid per common share	$0.2550	0.2550	$0.7650	0.7525
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Net income	$16.5	$37.6	$98.6	$138.9

Net benefit plan adjustments:
Net benefit plan actuarial adjustment	5.1	2.2	14.3	1.6
Net benefit plan prior service adjustment	(1.4)	(2.6)	(4.2)	(7.6)
Net deferred profit sharing adjustment	(0.1)	0.2	(0.1)	0.8
Total benefit plan adjustments	3.6	(0.2)	10.0	(5.2)

Net foreign currency translation adjustment	(27.9)	9.4	(23.7)	135.1
Net change on available-for-sale securities	(0.1)	1.7	0.7	4.6
Net change on cash flow hedges	(0.8)	(1.6)	(1.7)	(6.6)
Other comprehensive income (loss) before tax	(25.2)	9.3	(14.7)	127.9
Provision (benefit) for income taxes	2.0	2.8	5.6	(10.3)

Other comprehensive income (loss)	(27.2)	6.5	(20.3)	138.2

Comprehensive income (loss)	(10.7)	44.1	78.3	277.1
Less comprehensive income attributable to noncontrolling interests	1.2	0.7	5.7	11.3

Comprehensive income (loss) attributable to Brink's	$(11.9)	43.4	$72.6	265.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Nine Months ended September 30, 2026
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2025	41.1	$41.1	632.1	270.1	(665.6)	129.6	407.3
Net income	—	—	—	32.1	—	2.7	34.8
Other comprehensive income (loss)	—	—	—	—	1.4	(1.0)	0.4
Shares repurchased(a)	(0.2)	(0.2)	(2.3)	(26.1)	—	—	(28.6)
Dividends to:
Brink’s common shareholders ($0.2550 per share)	—	—	—	(10.5)	—	—	(10.5)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.1	—	—	—	7.1
Consideration from exercise of stock options	—	—	0.2	—	—	—	0.2
Other share-based benefit transactions	0.3	0.3	(17.7)	—	—	—	(17.4)
Balance as of March 31, 2026	41.2	$41.2	619.4	265.6	(664.2)	131.1	393.1
Net income	—	—	—	44.4	—	2.9	47.3
Other comprehensive income (loss)	—	—	—	—	6.6	(0.1)	6.5
Dividends to:
Brink’s common shareholders ($0.2550 per share)	—	—	—	(10.5)	—	—	(10.5)
Noncontrolling interests	—	—	—	—	—	(2.0)	(2.0)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.9	—	—	—	7.9
Other share-based benefit transactions	—	—	0.2	(0.1)	—	—	0.1
Balance as of June 30, 2026	41.2	$41.2	627.5	299.4	(657.6)	131.9	442.4
Net income	—	—	—	14.5	—	2.0	16.5
Other comprehensive loss	—	—	—	—	(26.4)	(0.8)	(27.2)
Dividends to:
Brink’s common shareholders ($0.2550 per share)	—	—	—	(10.5)	—	—	(10.5)
Noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.0	—	—	—	8.0
Other share-based benefit transactions	—	—	(0.3)	0.1	—	—	(0.2)
Dispositions of noncontrolling interests(b)	—	—	—	—	3.4	(47.0)	(43.6)
Balance as of September 30, 2026	41.2	$41.2	635.2	303.5	(680.6)	84.7	384.0

	Nine Months ended September 30, 2025
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2024	42.9	$42.9	660.7	285.4	(804.1)	127.6	312.5
Net income	—	—	—	51.6	—	2.3	53.9
Other comprehensive income	—	—	—	—	37.8	0.7	38.5
Shares repurchased(a)	(0.5)	(0.5)	(11.0)	(36.2)	—	—	(47.7)
Dividends to:
Brink’s common shareholders ($0.2425 per share)	—	—	—	(10.4)	—	—	(10.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	5.7	—	—	—	5.7
Other share-based benefit transactions	0.3	0.3	(16.7)	(0.1)	—	—	(16.5)
Acquisitions of noncontrolling interests(b)	—	—	0.6	—	(0.2)	(7.0)	(6.6)
Balance as of March 31, 2025	42.7	$42.7	639.3	290.3	(766.5)	123.2	329.0
Net income	—	—	—	43.7	—	3.7	47.4
Other comprehensive income	—	—	—	—	89.3	3.9	93.2
Shares repurchased(a)	(1.0)	(1.0)	(11.6)	(69.1)	—	—	(81.7)
Dividends to:
Brink’s common shareholders ($0.2550 per share)	—	—	—	(10.7)	—	—	(10.7)
Noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.1	—	—	—	8.1
Other share-based benefit transactions	0.1	0.1	—	—	—	—	0.1
Balance as of June 30, 2025	41.8	$41.8	635.8	254.2	(677.2)	130.5	385.1
Net income	—	—	—	36.3	—	1.3	37.6
Other comprehensive income (loss)	—	—	—	—	7.1	(0.6)	6.5
Shares repurchased(a)	(0.2)	(0.2)	(3.4)	(19.7)	—	—	(23.3)
Dividends to:
Brink’s common shareholders ($0.2550 per share)	—	—	—	(10.6)	—	—	(10.6)
Noncontrolling interests	—	—	—	—	—	(3.2)	(3.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.9	—	—	—	4.9
Consideration from exercise of stock options	—	—	0.6	—	—	—	0.6
Other share-based benefit transactions	—	—	(1.1)	—	—	—	(1.1)
Balance as of September 30, 2025	41.6	$41.6	636.8	260.2	(670.1)	128.0	396.5

(a)Amounts do not agree to cash paid to repurchase shares in the condensed consolidated statements of cash flows or Note 11. The difference is due to the timing of the cash settlements for shares repurchased near the balance sheet dates plus the accrual of liabilities to pay excise taxes resulting from share repurchases.
(b)This amount primarily represents the impact of transactions in which we acquired or disposed of noncontrolling ownership interests in certain companies where we had an existing controlling interest prior to and after the related acquisition or disposal transactions. During the third quarter ended September 30, 2026, we disposed of our noncontrolling ownership interests associated with our Malaysia operations following their deconsolidation effective July 1, 2026.

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$98.6	138.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	0.2	0.1
Depreciation and amortization	234.8	208.7
Share-based compensation expense	23.0	18.7
Deferred income taxes	(13.3)	15.8
(Gain) loss on marketable securities, sale of property and equipment and derivatives	(5.7)	33.3
Loss on business dispositions	8.9	—
Impairment losses	9.8	5.4
Retirement benefit funding (more) less than expense:
Pension	4.2	(1.3)
Other than pension	(4.4)	(8.5)
Unrealized foreign currency (gains) losses	18.1	(0.7)
Other operating	7.0	(1.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable and income taxes receivable	(126.7)	(48.4)
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	24.0	(48.8)
Decrease in restricted cash held for customers	(106.2)	(31.9)
Increase in customer obligations	37.0	11.8
Increase in prepaid and other current assets	(31.2)	(8.6)
Other	(23.3)	(17.4)
Net cash provided by operating activities	154.8	265.9
Cash flows from investing activities:
Capital expenditures	(112.1)	(155.4)
Acquisitions, net of cash acquired	—	(6.0)
Marketable securities:
Purchases	(51.6)	(108.6)
Sales	46.4	84.6
Cash proceeds from sale of property and equipment	5.6	21.8
Net change in loans held for investment	3.6	4.7
Cash derecognized upon deconsolidation of the Malaysia business	(62.4)	—
Net change in economic hedges	6.5	(32.0)
Other	1.0	(8.7)
Net cash used in investing activities	(163.0)	(199.6)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	15.1	55.6
Long-term revolving credit facilities:
Borrowings	15,321.1	12,850.4
Repayments	(15,382.8)	(12,810.3)
Other long-term debt:
Borrowings	18.0	22.4
Repayments	(78.6)	(117.1)
Acquisition of noncontrolling interest	—	(6.6)
Cash paid for acquisition related settlements and obligations	(1.1)	—
Debt financing costs	(22.7)	(1.0)
Repurchase shares of Brink's common stock	(30.2)	(153.6)
Dividends to:
Shareholders of Brink’s	(31.5)	(31.7)
Noncontrolling interests in subsidiaries	(3.6)	(3.9)
Proceeds from exercise of stock options	0.2	0.6
Tax withholdings associated with share-based compensation	(18.9)	(19.1)
Other	(1.1)	(1.8)
Net cash used in financing activities	(216.1)	(216.1)
Effect of exchange rate changes on cash	(43.4)	111.3
Cash, cash equivalents and restricted cash:
Decrease	(267.7)	(38.5)
Balance at beginning of period	2,266.9	1,840.4
Balance at end of period	$1,999.2	1,801.9

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together, "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 3% of our consolidated revenues for the first nine months of 2026 and 3% of our consolidated revenues for the first nine months of 2025.

The operating environment in Argentina has presented business challenges in recent years driven by significant inflation and devaluation of the Argentine peso, despite modest appreciation of the currency during the first quarter of 2026. In the first nine months of 2026 and 2025, the Argentine peso declined approximately 5% (from 1,451.6 to 1,520.2 pesos to the U.S. dollar) and 25% (from 1,031.0 to 1,379.7 pesos to the U.S. dollar), respectively. For the year ended December 31, 2025, the Argentine peso declined approximately 29% (from 1,031.0 to 1,451.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first nine months of 2026, we recognized a $1.6 million pretax remeasurement loss. In the first nine months of 2025, we recognized a $16.2 million pretax remeasurement loss. Argentine peso-denominated nonmonetary assets and liabilities are recorded at historical cost based on the currency exchange rate at the time the asset or liability was acquired.

At September 30, 2026, Argentina's economy remained highly inflationary for accounting purposes. At September 30, 2026, we had net monetary assets denominated in Argentine pesos of $27.9 million (including cash of $24.8 million). At September 30, 2026, we had net nonmonetary assets of $131.8 million (including $102.5 million of goodwill and $3.8 million in debt securities denominated in Argentine pesos).

At December 31, 2025, we had net monetary assets denominated in Argentine pesos of $23.4 million (including cash of $24.9 million) and net nonmonetary assets of $140.7 million (including $102.5 million of goodwill and $7.7 million in debt securities denominated in Argentine pesos).

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more-likely-than-not that an impairment may have occurred. Impairment indicators were reviewed as of September 30, 2026 and we concluded that there were no indicators that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Malaysia Deconsolidation
Effective July 1, 2026, we concluded that we did not meet the accounting criteria for control over our Malaysia operations and, as a result, we began reporting the results of our 48.88% investment in our Malaysia subsidiaries using the equity method of accounting. This conclusion, reached in the third quarter of 2026, reflected our assessment of the facts and circumstances relevant to our determination of control.

The Company recognized a pre-tax deconsolidation net loss of $8.9 million during the three and nine months ended September 30, 2026, comprised of a $16.1 million net gain reported in other operating income (expense) offset by a $25.0 million of net losses reported in nonoperating income (expense) in the condensed consolidated statements of operations. The net gain in other operating income (expense) is primarily comprised of a $22.0 million write-off of contingent consideration payable partially offset by $6.5 million write-off of receivables (as discussed in Note 9). The net loss reflects the accounting impact of deconsolidating our Malaysia subsidiaries offset by a gain of $51.4 million related to remeasuring our retained ownership interest as an equity-method investment at fair value. The fair value was estimated using the Income Approach, which included significant assumptions in preparing the projected cash flows including revenue growth, capital requirements, an EBITDA multiple to determine terminal value, and discount rates.

Acquisition of NCR Atleos Corporation ("NCR Atleos")
On February 26, 2026, we entered into a definitive agreement to acquire NCR Atleos. The estimated purchase price consideration, on a GAAP basis, is approximately $4 billion. The transaction is now expected to close in early January 2027, subject to regulatory approval and other customary closing conditions. The purchase price consideration at closing will be based primarily on the outstanding shares of NCR Atleos common stock and the market price of Brink’s common stock at the time of closing. As of September 30, 2026, we have incurred $57.3 million of transaction costs, including fees to attorneys, accountants and other professional advisors, related to the future acquisition of NCR Atleos.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Cash and Valuables Management	DRS and AMS	Total
Three months ended September 30, 2026

Reportable Segments:
North America	$291.5	148.4	439.9
Latin America	259.7	94.7	354.4
Europe	203.3	177.0	380.3
Rest of World	182.8	17.2	200.0
Total reportable segments	$937.3	437.3	1,374.6

Three months ended September 30, 2025

Reportable Segments:
North America	$300.8	134.0	434.8
Latin America	259.5	67.3	326.8
Europe	215.5	159.8	375.3
Rest of World	182.2	15.9	198.1
Total reportable segments	$958.0	377.0	1,335.0

Nine months ended September 30, 2026

Reportable Segments:
North America	$896.3	427.7	1,324.0
Latin America	797.2	252.6	1,049.8
Europe	612.1	511.1	1,123.2
Rest of World	586.5	58.5	645.0
Total reportable segments	$2,892.1	1,249.9	4,142.0

Nine months ended September 30, 2025

Reportable Segments:
North America	$903.0	383.7	1,286.7
Latin America	769.2	184.6	953.8
Europe	606.3	446.0	1,052.3
Rest of World	543.8	45.6	589.4
Total reportable segments	$2,822.3	1,059.9	3,882.2

Certain of our services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Certain Brink's affiliates make upfront consideration payments in order to gain customer contracts. The upfront payment amounts are reported as contract assets and are amortized as a reduction to revenues over the duration of the contracts. Contract assets expected to be billed or amortized within one year ($10.7 million at September 30, 2026) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed or amortized within one year ($16.3 million at September 30, 2026) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2026)	$766.0	27.6	15.0
Closing (September 30, 2026)	862.1	27.0	13.0
Increase (decrease)	$96.1	(0.6)	(2.0)

The amount of revenue recognized in the nine months ended September 30, 2026 that was included in the January 1, 2026 contract liabilities balance was $12.0 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the nine months ended September 30, 2026 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At September 30, 2026, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at September 30, 2026 and December 31, 2025 were $14.8 million and $14.3 million, respectively.

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

	Three Months Ended September 30, 2026
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$439.9	354.4	380.3	200.0	1,374.6
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	150.4	159.6	157.6	42.2
Other cost of revenues segment items(b)	180.4	101.1	120.8	88.7
Total cost of revenues(a)	330.8	260.7	278.4	130.9

Selling, general, and administrative(a)	47.6	29.1	36.7	16.0
Segment operating profit	$61.5	64.6	65.2	53.1	244.4

	Three Months Ended September 30, 2025
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$434.8	326.8	375.3	198.1	1,335.0
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	151.8	143.4	159.8	49.5
Other cost of revenues segment items(b)	171.6	87.6	125.7	87.7
Total cost of revenues(a)	323.4	231.0	285.5	137.2

Selling, general, and administrative(a)	54.6	29.9	39.9	16.8
Segment operating profit	$56.8	65.9	49.9	44.1	216.7

	Nine Months Ended September 30, 2026
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,324.0	1,049.8	1,123.2	645.0	4,142.0
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	444.3	472.6	480.1	153.8
Other cost of revenues segment items(b)	527.2	299.6	365.5	275.5
Total cost of revenues(a)	971.5	772.2	845.6	429.3

Selling, general, and administrative(a)	160.5	95.1	121.0	55.6
Segment operating profit	$192.0	182.5	156.6	160.1	691.2

	Nine Months Ended September 30, 2025
(In millions)	North America	Latin America	Europe	Rest of World	Total

Revenues	$1,286.7	953.8	1,052.3	589.4	3,882.2
Less:
Cost of revenues:
Labor and fringe benefit costs(a)	459.4	429.6	457.8	149.9
Other cost of revenues segment items(b)	488.9	259.3	356.3	264.4
Total cost of revenues(a)	948.3	688.9	814.1	414.3

Selling, general, and administrative(a)	166.2	90.1	117.8	45.5
Segment operating profit	$172.2	174.8	120.4	129.6	597.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Segment operating profit	$244.4	216.7	$691.2	597.0

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	$(35.3)	(31.1)	$(124.8)	(101.3)
Foreign currency transaction gains	(0.9)	2.6	(0.1)	7.6
Other items not allocated to segments:
Reorganization and restructuring	—	(0.3)	—	(1.0)
Acquisitions and dispositions(a)	1.8	(17.8)	(29.1)	(62.1)
Argentina highly inflationary impact	(2.0)	(4.7)	(4.8)	(9.1)
NCR Atleos acquisition and transformation initiatives	(45.7)	(8.1)	(121.0)	(18.6)
Incident-related losses	(26.6)	—	(26.6)	—
Non-routine legal matters	(0.3)	—	(3.2)	—
DOJ/FinCEN investigations	(4.1)	(3.7)	(6.2)	(5.5)
Chile antitrust matter	(0.3)	(0.2)	(0.9)	(0.6)
Non-routine auto loss matter	—	(1.0)	—	(1.0)
Operating profit	$131.0	152.4	$374.5	405.4

(a)Activity includes a $16.1 million gain relating to the deconsolidation of our Malaysia subsidiaries. See Note 1 for details.

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

NCR Atleos acquisition and transformation initiatives On February 26, 2026, we entered into a definitive agreement to acquire NCR Atleos. The transaction is now expected to close in early January 2027, subject to regulatory approval and other customary closing conditions. This acquisition represents a significant strategic step for Brink’s, expanding the scale of the combined company and supporting continued growth in our AMS and DRS offerings, which reflect an increasing portion of our business mix.

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

Incident-related losses In the first nine months of 2026, we recognized losses of $19.6 million related to a September 2026 precious metals robbery within our global services line of business, and $7.0 million related to damaged leased and owned inventory from a significant flooding incident at a North America warehouse location.

Non-routine legal matters In the first nine months of 2026, we recognized $3.2 million of probable losses and related legal costs in connection with non-routine legal matters. These costs relate to fact-specific matters that management does not believe are indicative of the Company's underlying operational performance for the period.

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

Non-routine auto loss matter In 2023, a Brink’s employee was involved in a motor vehicle accident with unique circumstances that resulted in the death of a third party and, in connection with the ensuing litigation, Brink’s recognized a charge. Additionally, we have incurred third-party costs, primarily legal costs, associated with this matter.

	Nine Months Ended September 30,
(In millions)	2026	2025

Capital Expenditures by Reportable Segment
North America	$24.3	55.1
Latin America	15.4	18.7
Europe	46.2	50.8
Rest of World	21.4	29.2
Total reportable segments	107.3	153.8
Corporate items	4.8	1.6
Total	$112.1	155.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$21.5	22.5	$67.1	62.8
Latin America	15.2	13.6	45.0	39.2
Europe	18.6	17.8	56.5	50.4
Rest of World	4.9	6.1	17.8	18.0
Total reportable segments	60.2	60.0	186.4	170.4
Corporate items	0.9	1.6	2.3	3.0
Argentina highly inflationary impact	0.9	1.8	2.8	(8.7)
Depreciation and amortization of property and equipment	62.0	63.4	191.5	164.7

Amortization of intangible assets(a)	14.0	14.8	43.3	44.0
Total	$76.0	78.2	$234.8	208.7

(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

(In millions)	September 30, 2026	December 31, 2025

Assets held by Reportable Segment
North America	$2,116.3	2,166.7
Latin America	1,303.4	1,211.6
Europe	2,303.7	2,458.9
Rest of World	905.1	1,070.9
Total reportable segments	6,628.5	6,908.1
Corporate items	515.8	431.1
Total	$7,144.3	7,339.2

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

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2026	2025	2026	2025	2026	2025

Three months ended September 30,

Service cost	$—	—	2.4	2.2	2.4	2.2
Interest cost on projected benefit obligation	7.5	7.8	5.1	4.6	12.6	12.4
Return on assets – expected	(9.4)	(11.1)	(2.9)	(3.0)	(12.3)	(14.1)
Amortization of losses	2.5	1.2	1.0	0.8	3.5	2.0
Amortization of prior service credit	—	—	—	0.1	—	0.1
Settlement loss	—	—	—	0.3	—	0.3
Net periodic pension cost (credit)	$0.6	(2.1)	5.6	5.0	6.2	2.9

Nine months ended September 30,

Service cost	$—	—	7.1	6.3	7.1	6.3
Interest cost on projected benefit obligation	22.4	23.5	15.3	13.3	37.7	36.8
Return on assets – expected	(28.2)	(33.4)	(8.8)	(8.6)	(37.0)	(42.0)
Amortization of losses	7.5	3.9	2.9	2.1	10.4	6.0
Amortization of prior service cost	—	—	—	0.2	—	0.2
Settlement loss	—	—	—	1.0	—	1.0
Net periodic pension cost (credit)	$1.7	(6.0)	16.5	14.3	18.2	8.3
The components of net periodic pension cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

We did not make cash contributions to the primary U.S. pension plan in 2025 or the first nine months of 2026. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2025, we do not expect to make contributions to the primary U.S. pension plan for the foreseeable future.

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

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2026	2025	2026	2025	2026	2025

Three months ended September 30,

Service cost	$—	—	0.1	—	0.1	—
Interest cost on accumulated postretirement benefit obligations	2.1	2.4	1.0	1.1	3.1	3.5
Return on assets – expected	(2.4)	(2.3)	—	—	(2.4)	(2.3)
Amortization of losses	0.1	0.5	0.8	0.8	0.9	1.3
Amortization of prior service cost (credit)	(1.4)	(2.5)	(0.1)	(0.1)	(1.5)	(2.6)
Net periodic postretirement cost (credit)	$(1.6)	(1.9)	1.8	1.8	0.2	(0.1)

Nine months ended September 30,

Service cost	$—	—	0.2	0.1	0.2	0.1
Interest cost on accumulated postretirement benefit obligations	6.6	7.2	3.0	3.3	9.6	10.5
Return on assets – expected	(7.3)	(7.2)	—	—	(7.3)	(7.2)
Amortization of losses	0.8	1.4	2.2	2.4	3.0	3.8
Amortization of prior service cost (credit)	(4.2)	(7.6)	—	—	(4.2)	(7.6)
Net periodic postretirement cost (credit)	$(4.1)	(6.2)	5.4	5.8	1.3	(0.4)
The components of net periodic postretirement cost (credit) other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for effective tax rate)	2026	2025	2026	2025
Continuing operations
Provision for income taxes	$23.7	53.0	$55.2	95.8
Effective tax rate	58.8%	58.6%	35.8%	40.8%

2026 Effective Income Tax Rate Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2026 was greater than the 21% U.S. statutory rate due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income and credit limitations.

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

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2026

Amounts attributable to Brink's:
Benefit plan adjustments	$0.7	(0.2)	2.9	(0.8)	2.6
Foreign currency translation adjustments(b)	(25.9)	(1.5)	(1.2)	0.2	(28.4)
Gains (losses) on available-for-sale securities	(0.1)	0.1	—	—	—
Gains (losses) on cash flow hedges	0.3	—	(1.1)	0.2	(0.6)
	(25.0)	(1.6)	0.6	(0.4)	(26.4)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.8)	—	—	—	(0.8)
	(0.8)	—	—	—	(0.8)

Total
Benefit plan adjustments(a)	0.7	(0.2)	2.9	(0.8)	2.6
Foreign currency translation adjustments(b)	(26.7)	(1.5)	(1.2)	0.2	(29.2)
Gains (losses) on available-for-sale securities(c)	(0.1)	0.1	—	—	—
Gains (losses) on cash flow hedges(d)	0.3	—	(1.1)	0.2	(0.6)
	$(25.8)	(1.6)	0.6	(0.4)	(27.2)

Three months ended September 30, 2025

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.4)	0.3	1.2	(0.3)	(0.2)
Foreign currency translation adjustments(b)	11.2	(0.9)	(1.2)	0.2	9.3
Gains (losses) on available-for-sale securities	2.8	(2.4)	(1.1)	(0.1)	(0.8)
Gains (losses) on cash flow hedges	0.1	—	(1.7)	0.4	(1.2)
	12.7	(3.0)	(2.8)	0.2	7.1

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.6)	—	—	—	(0.6)
	(0.6)	—	—	—	(0.6)

Total
Benefit plan adjustments(a)	(1.4)	0.3	1.2	(0.3)	(0.2)
Foreign currency translation adjustments(b)	10.6	(0.9)	(1.2)	0.2	8.7
Gains (losses) on available-for-sale securities(c)	2.8	(2.4)	(1.1)	(0.1)	(0.8)
Gains (losses) on cash flow hedges(d)	0.1	—	(1.7)	0.4	(1.2)
	$12.1	(3.0)	(2.8)	0.2	6.5

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2026

Amounts attributable to Brink's:
Benefit plan adjustments	$0.9	(1.2)	9.1	(2.3)	6.5
Foreign currency translation adjustments(b)	(17.8)	(3.7)	(4.0)	0.9	(24.6)
Gains (losses) on available-for-sale securities	(0.9)	0.3	1.6	—	1.0
Gains (losses) on cash flow hedges	1.5	(0.3)	(3.2)	0.7	(1.3)
	(16.3)	(4.9)	3.5	(0.7)	(18.4)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.9)	—	—	—	(1.9)
	(1.9)	—	—	—	(1.9)

Total
Benefit plan adjustments(a)	0.9	(1.2)	9.1	(2.3)	6.5
Foreign currency translation adjustments(b)	(19.7)	(3.7)	(4.0)	0.9	(26.5)
Gains (losses) on available-for-sale securities(c)	(0.9)	0.3	1.6	—	1.0
Gains (losses) on cash flow hedges(d)	1.5	(0.3)	(3.2)	0.7	(1.3)
	$(18.2)	(4.9)	3.5	(0.7)	(20.3)

Nine months ended September 30, 2025

Amounts attributable to Brink's:
Benefit plan adjustments	$(9.2)	2.5	4.0	(1.0)	(3.7)
Foreign currency translation adjustments(b)	134.7	10.0	(3.6)	0.8	141.9
Gains (losses) on available-for-sale securities	1.4	(3.7)	3.2	0.1	1.0
Gains (losses) on cash flow hedges	(0.3)	0.1	(6.3)	1.5	(5.0)
	126.6	8.9	(2.7)	1.4	134.2

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	4.0	—	—	—	4.0
	4.0	—	—	—	4.0

Total
Benefit plan adjustments(a)	(9.2)	2.5	4.0	(1.0)	(3.7)
Foreign currency translation adjustments(b)	138.7	10.0	(3.6)	0.8	145.9
Gains (losses) on available-for-sale securities(c)	1.4	(3.7)	3.2	0.1	1.0
Gains (losses) on cash flow hedges(d)	(0.3)	0.1	(6.3)	1.5	(5.0)
	$130.6	8.9	(2.7)	1.4	138.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.9	1.7	$5.6	5.0
Selling, general and administrative expenses	0.6	0.4	1.7	1.4
Interest and other nonoperating expense	3.9	0.7	12.2	1.5
(b)Foreign currency translation adjustment amounts arising during the three months ended September 30, 2026 reflect primarily the devaluation of the Mexican peso and the impact associated with the deconsolidation of the Company's Malaysia operations effective July 1, 2026. Foreign currency translation adjustment amounts arising during the nine months ended September 30, 2026 reflect primarily the devaluation of the euro, the Romanian leu, the Chilean peso, and the impact associated with the deconsolidation of the Company's Malaysia operations effective July 1, 2026, partially offset by the appreciation of the Brazilian real and the Colombian peso. Foreign currency translation adjustment amounts arising during the three months ended September 30, 2025 reflect primarily the appreciation of the Mexican peso. Foreign currency translation adjustment amounts arising during the nine months ended September 30, 2025 reflect primarily the appreciation of the euro, the Mexican peso, the Brazilian real, the Malaysian ringgit and the Romanian leu.
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
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as interest expense ($1.1 million reduction to expense in the three months ended September 30, 2026 and $1.7 million reduction to expense in the three months ended September 30, 2025; as well as $3.2 million reduction to expense in the nine months ended September 30, 2026 and $6.3 million reduction to expense in the nine months ended September 30, 2025).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2025	$(267.0)	(406.8)	(0.9)	9.1	(665.6)
Other comprehensive income (loss) before reclassifications	(0.3)	(21.5)	(0.6)	1.2	(21.2)
Amounts reclassified from accumulated other comprehensive loss to net income	6.8	(3.1)	1.6	(2.5)	2.8
Other comprehensive loss attributable to Brink's	6.5	(24.6)	1.0	(1.3)	(18.4)
Dispositions of noncontrolling interests	—	3.4	—	—	3.4
Balance as of September 30, 2026	$(260.5)	(428.0)	0.1	7.8	(680.6)

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

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	September 30, 2026	December 31, 2025

2027 Senior Unsecured Notes
Carrying value	$600.0	600.0
Fair value	570.9	579.0

2029 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	394.9	412.2

2032 Senior Unsecured Notes
Carrying value	$400.0	400.0
Fair value	387.2	416.0

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

Economic Hedges
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2026, the notional value of our outstanding foreign currency forward and swap contracts was $728 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

Cash flows related to economic hedges are reported in the condensed consolidated statements of cash flows based on the nature of the underlying items being hedged. For the periods presented, such cash flows are reported in operating activities or investing activities.

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	September 30, 2026	December 31, 2025

Prepaid expenses and other	$9.3	4.2
Accrued liabilities	(7.0)	(5.3)
Net asset (liability)	$2.3	(1.1)

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Derivative instrument gains (losses) included in other operating income (expense)(a)	$2.6	11.3	$18.7	(23.9)
(a)Derivative instrument gains during the three and nine months ended September 30, 2026, were primarily driven by hedging currency exposures on intercompany loans denominated in the euro and British pound, partially offset in the third quarter of 2026 by losses related to hedging Mexican peso-denominated intercompany loans. Derivative instrument losses in the nine months ended September 30, 2025, and derivative instrument gains in the three months ended September 30, 2025, were primarily due to the impact of hedging currency exposures on intercompany loans denominated in the euro, the British pound, and the Mexican peso.

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

The fair value of these contracts were recognized in the condensed consolidated balance sheet as follows:

(In millions)	September 30, 2026	December 31, 2025

Euro net investment hedge(a)
Prepaid expenses and other	$2.0	2.1
Accrued liabilities	(27.0)	(34.2)
Other noncurrent liabilities	(24.4)	(28.3)

Zero cost collar
Prepaid expenses and other	$—	0.2

Other currency net investment hedges(b)
Prepaid expenses and other	$1.3	0.5
Other noncurrent asset	0.3	0.2
Accrued liabilities	—	(0.7)
Other noncurrent liabilities	(2.7)	(1.1)

Net asset (liability)	$(50.5)	(61.3)
(a)At September 30, 2026, swaps with a total notional value of $215 million will terminate in April 2027 and have a weighted average maturity of 0.6 years. Swaps with a total notional value of $185 million will terminate in April 2031 and have a weighted average maturity of 4.1 years.
(b)At September 30, 2026, the total notional value was $145 million with a weighted average maturity of 0.8 years. These contracts hedge portions of our net investments in subsidiaries with functional currencies of Hong Kong dollar; Singapore dollar; Japanese yen; Israeli shekel; Swiss franc; and Canadian dollar.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps and foreign exchange forward swap contract is included as a benefit in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Cross currency swaps designated as net investment hedges	$(1.3)	(1.2)	$(4.1)	(3.6)
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

In the first and third quarters of 2025, we entered into interest rate swaps totaling $150 million in notional value, all maturing in June 2027.

The fair values of our interest rate swaps were recognized in the condensed consolidated balance sheet as follows:

(In millions)	September 30, 2026	December 31, 2025

$100 million notional - June 2027 maturity (a)
Prepaid expenses and other	$0.4	—
Accrued liabilities	—	(0.3)
Other noncurrent liabilities	—	(0.3)

$50 million notional - June 2027 maturity (a)
Prepaid expenses and other	$0.3	—
Accrued liabilities	—	(0.1)
Other noncurrent liabilities	—	(0.1)
Net asset (liability)	$0.7	(0.8)
(a)At September 30, 2026, swaps with a total notional value of $150 million will terminate in June 2027 and have a weighted average maturity of 0.4 years.

Amounts under our interest rate swap contracts were recognized in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Impact to interest expense - (benefit) cost	$(1.1)	(1.7)	$(3.2)	(6.3)

Cash flows related to interest rate swaps are reported as operating activities.

Contingent Consideration
Effective July 1, 2026, we deconsolidated our Malaysia operations. As a result of the deconsolidation, we derecognized a contingent consideration liability of $22 million related to the acquisition of the Malaysia cash management operations from G4S Plc ("G4S") in the second quarter of 2020. See Note 1 for more details about deconsolidation of our Malaysia operations.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2026.

Note 8 - Debt

	September 30,	December 31,
(In millions)	2026	2025
Debt:
Short-term borrowings	$251.7	241.1
Total short-term borrowings	$251.7	241.1

Long-term debt
Bank credit facilities:
Term loans(a)	$1,218.9	1,223.3
Senior unsecured notes(b)	1,392.4	1,390.4
Revolving Credit Facility	458.8	420.0
Other facilities(c)	563.4	669.1
Financing leases	269.9	270.4
Total long-term debt	$3,903.4	3,973.2

Total debt	$4,155.1	4,214.3

Included in:
Current liabilities	$357.0	404.2
Noncurrent liabilities	3,798.1	3,810.1
Total debt	$4,155.1	4,214.3

(a)Amounts outstanding are net of unamortized debt costs of $6.1 million as of September 30, 2026 and $1.7 million as of December 31, 2025.
(b)Amounts outstanding are net of unamortized debt costs of $7.6 million as of September 30, 2026 and $9.6 million as of December 31, 2025.
(c)Includes Other Revolving Credit Facilities of $452 million at September 30, 2026 and $557 million at December 31, 2025.

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

All loans under the Revolving Credit Facility and the Term Loans mature on March 31, 2031. There are no Term Loan principal payments due in the first four quarters. Thereafter, principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on March 31, 2031. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2026, $541 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at September 30, 2026. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of September 30, 2026. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of September 30, 2026.

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

The aggregate proceeds from the Senior Secured Credit Facility and the 2027 Senior Unsecured Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of certain transactions. The remaining borrowings were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2029 Senior Unsecured Notes and 2032 Senior Unsecured Notes were used to redeem the $400 million outstanding principal amount of our five-year senior unsecured notes issued in June 2020 (the "2025 Senior Unsecured Notes") prior to maturity and to repay a portion of the outstanding indebtedness under our Revolving Credit Facility. Before applying a portion of the net proceeds from the 2029 Senior Unsecured Notes and 2032 Senior Unsecured Notes to redeem or repurchase the 2025 Senior Unsecured Notes as described above, we used such portion of the net proceeds for general corporate purposes and to temporarily repay additional amounts outstanding under our Revolving Credit Facility.

Other Facilities
Other facilities consists primarily of revolving credit facilities in our North America, Latin America and Europe segments ("Other Revolving Credit Facilities"). On an aggregate basis, borrowings under these facilities total $657 million with an additional $444 million available as of September 30, 2026, including $205 million in Short-term borrowings and $452 million in Other long-term debt. Maturity dates of the long-term facilities range from January 2028 to June 2029 and interest rates range from 4.70% to 5.00%. Borrowings under these facilities are secured by cash and certain receivables held by Brink's. In June 2026, we increased the capacity of the largest of these credit facilities from $500 million to $750 million.

The Senior Secured Credit Facility, Senior Unsecured Notes, Other Revolving Credit Facilities, and other debt facilities contain various financial and other covenants. The covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all of these covenants at September 30, 2026.

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

The following table is a rollforward of the allowance for doubtful accounts for the nine month period ended September 30, 2026.

Allowance for doubtful accounts:

(In millions)

December 31, 2025	$20.6
Provision for uncollectible accounts receivable(b)	10.9
Deconsolidation of Malaysia operations(a)	(2.1)
Write-offs and recoveries(b)	(11.5)
Foreign currency exchange effects	(0.4)
September 30, 2026	$17.5

(a)As a result of the deconsolidation of our Malaysia operations, we derecognized the allowance amount attributed to our Malaysia operations.
(b)The Provision for uncollectible accounts receivable and Write-offs and recoveries amounts above include approximately $6.5 million in write offs of receivables from our Malaysia operations. See Note 1 for more details about deconsolidation of our Malaysia operations.

Note 10 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2017 Equity Incentive Plan (the "2017 Plan") and under the 2024 Equity Incentive Plan, as amended and restated (the "2024 Plan"). The 2017 Plan and the 2024 Plan each permit grants of restricted stock, restricted stock units, performance stock, performance stock units, stock appreciation rights, and stock options, as well as other share-based awards to eligible employees. The 2017 Plan and the 2024 Plan also permit cash awards to eligible employees. The 2017 Plan became effective May 2017. The 2024 Plan became effective May 2024 and was amended and restated effective April 28, 2026. No further grants of awards will be made under the 2017 Plan.

We also have outstanding deferred stock units granted to directors under the 2017 Plan and the 2024 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Directors' Equity Plan and the Directors’ Stock Accumulation Plan, each of which has expired.

Outstanding awards at September 30, 2026 include performance stock units, restricted stock units, deferred stock units, and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. For all share-based awards outstanding at September 30, 2026, the retirement eligibility provisions require a minimum of a one year service period in order to meet the retirement-eligible conditions. We recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Performance stock units	$4.4	2.0	$13.0	9.7
Restricted stock units	3.2	2.4	8.8	7.8
Deferred stock units and fees paid in stock	0.4	0.5	1.2	1.2
Cash based awards	0.3	1.0	1.0	1.8
Share-based payment expense	8.3	5.9	24.0	20.5
Income tax benefit	(1.9)	(1.4)	(5.5)	(4.7)
Share-based payment expense, net of tax	$6.4	4.5	$18.5	15.8

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

The following table summarizes time-based stock option activity during the first nine months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2025	2.8	$19.75
Exercised	(2.8)	19.75
Outstanding balance as of September 30, 2026	—	$—

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

The following table summarizes RSU activity during the first nine months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2025	263.7	$84.52
Granted	125.9	121.61
Forfeited	(30.0)	97.35
Vested	(118.9)	80.15
Nonvested balance as of September 30, 2026	240.7	$104.48

Performance Stock Units ("PSUs”)
Historically, we have granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs") as part of our compensation program.

The majority of outstanding IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For IM PSUs granted in 2024, the performance period is from January 1, 2024, to December 31, 2026. For IM PSUs granted in 2025, the performance period is from January 1, 2025 to December 31, 2027. For the majority of IM PSUs granted in 2026, the performance period is from January 1, 2026 to December 31, 2028. In 2025 and 2026, we also granted IM PSUs to certain employees which contain a market condition (in the form of a relative TSR modifier), a performance condition, and a service condition. We measure the fair value of IM PSUs containing a market condition at the grant date using a Monte Carlo simulation model. IM PSUs are paid out in shares of Brink's stock when the awards vest. For IM PSUs granted in 2024, 2025 and 2026, the number of shares paid out ranges from 0% to 200% of an employee's award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

The following table summarizes all PSU activity during the first nine months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2025	522.4	$80.75
Granted	350.4	116.90
Forfeited or expired	(42.6)	93.03
Vested(a)	(167.8)	69.24
Nonvested balance as of September 30, 2026	662.4	$101.99

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

The following table summarizes all DSU activity during the first nine months of 2026:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2025	14.8	$92.19
Granted	12.6	107.71
Vested	(14.8)	92.19
Nonvested balance as of September 30, 2026	12.6	$107.71

Note 11 - Capital Stock

Common Stock
At September 30, 2026, we had 100 million shares of common stock authorized and 41.2 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On July 10, 2026, the Board declared a regular quarterly dividend of $0.2550 per share payable on September 1, 2026, to shareholders of record on July 27, 2026. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At September 30, 2026, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share, and no shares were issued and outstanding.

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

During the nine months ended September 30, 2026, we repurchased a total of 241,321 shares of our common stock for an aggregate amount of $30.2 million and an average price of $125.12 per share under the 2025 Repurchase Program. These shares were retired upon repurchase. At September 30, 2026, $720 million remained available under the 2025 Repurchase Program.

Shares Used to Calculate Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Weighted-average shares:
Basic(a)	41.4	41.9	41.3	42.4
Effect of dilutive stock awards and options	0.1	0.2	0.2	0.3
Diluted	41.5	42.1	41.5	42.7

Antidilutive stock awards and options excluded from denominator	—	—	0.1	—

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, basic shares include weighted-average units of 0.1 million in the three months and 0.1 million in the nine months ended September 30, 2026, and 0.2 million in the three months and 0.2 million in the nine months ended September 30, 2025.

Note 12 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash paid for:
Interest	$177.2	174.9
Income taxes, net	97.8	97.3

Argentina Marketable Securities
We have historically used available Argentine pesos to purchase equity and available-for-sale debt securities. There were no cash outflows through the first nine months of 2026. Cash inflows for the sale of these financial instruments totaled $4.5 million. Cash outflows for the purchase of these financial instruments totaled $67.9 million through the first nine months of 2025. Cash inflows for the sale of these financial instruments totaled $43.3 million during the first nine months of 2025. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos. These cash flows are reported in investing activities.
Non-cash Investing and Financing Activities
We acquired $60.5 million in armored vehicles, DRS devices and other equipment under financing lease arrangements in the first nine months of 2026 compared to $47.9 million in armored vehicles, DRS devices and other equipment acquired under financing lease arrangements in the first nine months of 2025.
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

At September 30, 2026, we held $436.0 million of restricted cash ($168.2 million represented restricted cash held for customers and $195.0 million represented accrued liabilities). At December 31, 2025, we held $541.0 million of restricted cash ($294.2 million represented restricted cash held for customers and $199.3 million represented accrued liabilities).

Lessor Debt Financing
In certain leasing transactions, we acquire assets through capital expenditures that are then sold to lessors in which the cash received is classified as borrowings from financing activities rather than proceeds from investing activities. Cash inflows related to these transactions totaled $10.1 million in the first nine months of 2026 compared to $21.9 million in the first nine months of 2025 and are included in Other long-term debt borrowings within financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
(In millions)	2026	2025
Cash and cash equivalents	$1,563.2	1,725.9
Restricted cash	436.0	541.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,999.2	2,266.9

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

The Company is involved in a regulatory proceeding in the Netherlands. Based on its assessment of the matter and the information currently available, the Company has determined that a loss is not probable and has not recorded an accrual. The ultimate outcome of the proceeding remains uncertain, and the Company is currently unable to reasonably estimate the amount or range of any possible loss. The Company does not expect the proceeding to have a material impact on its consolidated financial statements and will continue to evaluate the matter as additional information becomes available.

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

Note 14 - Subsequent Event

NoteMachine and Testlink UK Held-for-sale
In connection with our planned acquisition of NCR Atleos Corporation, Brink's has been working constructively with the United Kingdom’s Competition and Markets Authority (“CMA”) regarding the proposed divestiture of NoteMachine/TestLink UK (“disposal group”) as an acceptable remedy to address the CMA's UK-specific concerns and avoid a referral for a Phase 2 investigation. Following the CMA’s October 8, 2026 announcement that it had accepted the proposed remedy in principle, the disposal group met the criteria to be classified as held for sale.

Under held for sale accounting, the assets and liabilities of the disposal group are measured at the lower of carrying amount or fair value less costs to sell and presented separately in the financial statements or related footnotes. We do not currently expect the impact of this measurement to be material to our consolidated financial statements. The related accounting effects will be reflected in our financial statements for the period ending December 31, 2026.

As of September 30, 2026, the disposal group had total assets and liabilities of $240.5 million and $47.8 million, respectively. Because the held-for-sale criteria were met after September 30, 2026, these assets and liabilities continue to be presented as held and used in the consolidated balance sheet as of that date.

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

RESULTS OF OPERATIONS

Consolidated Review

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages and per share amounts)	2026	2025	Change	2026	2025	Change
GAAP
Revenues	$1,374.6	1,335.0	3	$4,142.0	3,882.2	7
Cost of revenues	1,040.3	990.4	5	3,085.9	2,906.6	6
Selling, general and administrative expenses	224.0	199.0	13	707.4	569.8	24
Operating profit	131.0	152.4	(14)	374.5	405.4	(8)
Operating profit margin	9.5%	11.4%	(17)	9.0%	10.4%	(13)
Income from continuing operations(a)	14.6	36.2	(60)	91.2	131.7	(31)
Diluted EPS from continuing operations(a)	0.35	0.86	(59)	2.20	3.09	(29)

Non-GAAP(b)
Non-GAAP operating profit	$208.2	188.2	11	$566.3	503.3	13
Non-GAAP operating profit margin	15.1%	14.1%	7	13.7%	13.0%	5
Non-GAAP income from continuing operations(a)	102.2	87.8	16	265.7	235.1	13
Adjusted EBITDA	273.6	253.3	8	768.3	700.3	10
Non-GAAP diluted EPS from continuing operations(a)	2.46	2.09	18	6.40	5.51	16
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)These measures are supplemental financial measures that are not required by, or presented in accordance with, GAAP. See page 46 for further information on these non-GAAP measures and reconciliations to the applicable GAAP measures.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2026 versus Third Quarter 2025

Consolidated Revenues  Revenues increased $39.6 million due to organic increases in Rest of World ($28.0 million), Europe ($8.0 million), Latin America ($6.2 million), and North America ($5.7 million) and the favorable impact of currency exchange rates ($15.1 million), partially offset by an unfavorable net impact of $23.4 million, primarily driven by the deconsolidation of our Malaysia operations. The favorable currency exchange rate impact was driven primarily by the Mexican peso, Colombian peso, and Brazilian real. Revenues increased 4% on an organic basis primarily due to organic growth in AMS and DRS revenue, inflation-based price increases, and BGS revenue. See our definition of “organic growth” on page 46.

Consolidated Costs and Expenses  Cost of revenues increased 5% to $1,040.3 million primarily due to the impact of incident-related losses, higher revenue, and the impact of currency exchange rates. Selling, general and administrative costs increased 13% to $224.0 million primarily due to costs from the NCR Atleos acquisition and transformation initiatives and the impact of incident-related losses.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin decreased from 11.4% to 9.5%. Operating profit decreased $21.4 million due mainly to:
•higher expenses due to the NCR Atleos acquisition and transformation initiatives ($37.6 million),
•higher expense due to the incident-related losses ($26.6 million),
•an organic decrease in Latin America ($4.2 million), and
•higher corporate expenses on an organic basis ($4.1 million), partially offset by:
•organic increases in Europe ($15.7 million), Rest of World ($11.0 million), and North America ($4.7 million),
•lower costs incurred related to business acquisitions and dispositions ($18.8 million), and
•favorable changes in currency exchange rates ($8.0 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $21.6 million to $14.6 million due to lower other nonoperating income ($26.2 million), the decrease in operating profit mentioned above, higher interest expense ($2.6 million), and higher noncontrolling interest ($0.7 million), partially offset by the lower income tax expense ($29.3 million). Earnings per share from continuing operations was $0.35, down from $0.86 in the third quarter of 2025.

Analysis of Consolidated Results: Nine Months 2026 versus Nine Months 2025
Consolidated Revenues  Revenues increased $259.8 million due to organic increases in Rest of World ($70.0 million), North America ($36.4 million), Europe ($26.6 million), and Latin America ($24.5 million) and the favorable impact of currency exchange rates ($123.6 million), partially offset by an unfavorable net impact of $21.3 million, primarily driven by the deconsolidation of our Malaysia operations. The favorable currency exchange rate impact was driven primarily by the Mexican peso, euro, and Brazilian real. Revenues increased 4% on an organic basis primarily due to inflation-based price increases and organic growth in AMS and DRS revenue, as well as BGS revenue. See our definition of “organic growth” on page 46.

Consolidated Costs and Expenses  Cost of revenues increased 6% to $3,085.9 million primarily due to the impact of currency exchange rates and higher revenue. Selling, general and administrative costs increased 24% to $707.4 million primarily due to costs from the NCR Atleos acquisition and transformation initiatives and the impact of currency exchange rates.

Consolidated Operating Profit and Operating Profit Margin  Operating profit margin decreased from 10.4% to 9.0%. Operating profit decreased $30.9 million due mainly to:
•higher expenses due to the NCR Atleos acquisition and transformation initiatives ($102.4 million),
•higher expense due to the incident-related losses ($26.6 million), and
•higher corporate expenses on an organic basis ($23.5 million), partially offset by:
•organic increases in Europe ($31.0 million), Rest of World ($30.7 million), and North America ($19.8 million),
•lower costs incurred related to business acquisitions and dispositions ($32.3 million), and
•favorable changes in currency exchange rates ($12.1 million), primarily driven by the Mexican peso, the euro, and Brazilian real.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $40.5 million to $91.2 million due to lower interest and other nonoperating income ($39.3 million), the decrease in operating profit mentioned above, higher interest expense ($10.6 million), and higher noncontrolling interest ($0.3 million), partially offset by lower income tax expense ($40.6 million). Earnings per share from continuing operations was $2.20, down from $3.09 in the first nine months of 2025.

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

Analysis of Consolidated Results: Third Quarter 2026 versus Third Quarter 2025

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin increased from 14.1% to 15.1%. Non-GAAP operating profit increased $20.0 million due mainly to:
•organic increases in Europe ($15.7 million), Rest of World ($11.0 million), and North America ($4.7 million)
partially offset by:
•an organic decrease in Latin America ($4.2 million),
•higher corporate expenses on an organic basis ($4.1 million), and
•unfavorable changes in currency exchange rates ($1.5 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $14.4 million to $102.2 million due to the operating profit increase mentioned above and higher interest and other nonoperating income ($1.2 million), partially offset by higher income tax expense ($4.7 million) and higher interest expense ($2.6 million). Non-GAAP earnings per share from continuing operations was $2.46, up from $2.09 in the third quarter of 2025.

Adjusted EBITDA Adjusted EBITDA increased 8% to $273.6 million primarily due to the increase in Non-GAAP operating profit ($20.0 million).

Analysis of Consolidated Results: Nine Months 2026 versus Nine Months 2025

Non-GAAP Consolidated Operating Profit and Non-GAAP Operating Profit Margin Non-GAAP operating profit margin increased from 13.0% to 13.7%. Non-GAAP operating profit increased $63.0 million due mainly to:
•organic increases in Europe ($31.0 million), Rest of World ($30.7 million), and North America ($19.8 million) and
•favorable changes in currency exchange rates ($7.7 million), partially offset by:
•higher corporate expenses on an organic basis ($23.5 million) and
•an organic decrease in Latin America ($1.2 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $30.6 million to $265.7 million due to the operating profit increase mentioned above, partially offset by the lower interest and other nonoperating income ($11.8 million), higher interest expense ($10.6 million), and higher income tax expense ($10.0 million). Earnings per share from continuing operations was $6.40, up from $5.51 in the first nine months of 2025.

Adjusted EBITDA Adjusted EBITDA increased 10% to $768.3 million primarily due to the increase in Non-GAAP operating profit ($63.0 million).

Revenues and Operating Profit by Segment: Third Quarter 2026 versus Third Quarter 2025

		Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)		% Change
(In millions, except for percentages)	3Q'25				3Q'26	Total	Organic Growth(a)
Revenues:
North America	$434.8	5.7	—	(0.6)	439.9	1	1
Latin America	326.8	6.2	0.2	21.2	354.4	8	2
Europe	375.3	8.0	—	(3.0)	380.3	1	2
Rest of World	198.1	28.0	(23.6)	(2.5)	200.0	1	14
Segment revenues	1,335.0	47.9	(23.4)	15.1	1,374.6	3	4

Revenues	$1,335.0	47.9	(23.4)	15.1	1,374.6	3	4

Operating profit:
North America	$56.8	4.7	—	—	61.5	8	8
Latin America	65.9	(4.2)	(0.1)	3.0	64.6	(2)	(6)
Europe	49.9	15.7	—	(0.4)	65.2	31	31
Rest of World	44.1	11.0	(1.5)	(0.5)	53.1	20	25
Segment operating profit	216.7	27.2	(1.6)	2.1	244.4	13	13
Corporate expenses(d)	(28.5)	(4.1)	—	(3.6)	(36.2)	27	14
Other items not allocated to segments(d)	(35.8)	(69.7)	18.8	9.5	(77.2)	unfav	unfav

Operating profit	$152.4	(46.6)	17.2	8.0	131.0	(14)	(31)
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

Analysis of Segment Results: Third Quarter 2026 versus Third Quarter 2025

North America
Revenues increased 1% ($5.1 million) driven almost entirely by organic growth. Organic revenue increased primarily due to revenue growth in AMS and DRS. Operating profit increased 8% ($4.7 million) driven entirely by organic growth. The organic increase was primarily driven by higher revenue, the net impact of revenue mix, and cost productivity.

Latin America
Revenues increased 8% ($27.6 million) due to the favorable impact of currency exchange rates ($21.2 million) primarily from the Mexican peso, Colombian peso, and the Brazilian real and a 2% organic increase ($6.2 million). The organic increase was primarily driven by price increases across the segment as well as growth in AMS and DRS revenue. Operating profit decreased 2% ($1.3 million) primarily due to a 6% organic decrease ($4.2 million) and partially offset by the favorable impact of currency exchange rates ($3.0 million). The organic decrease was primarily driven by higher labor costs.

Europe
Revenues increased 1% ($5.0 million) due to a 2% organic increase ($8.0 million) partially offset by the unfavorable impact of currency exchange rates ($3.0 million). Organic revenue increased primarily due the growth of AMS and DRS revenue. Operating profit increased 31% ($15.3 million) primarily due to a 31% organic increase ($15.7 million). The organic increase was driven by the mix benefit of higher AMS and DRS revenue and cost productivity initiatives.

Rest of World
Revenues increased 1% ($1.9 million) due to a 14% organic increase ($28.0 million) partially offset by the deconsolidation of our Malaysia operations ($23.6 million) and the unfavorable impact of currency exchange rates ($2.5 million). Organic growth in the segment was primarily due to growth in BGS revenue, AMS and DRS revenue, and pricing discipline. Operating profit increased 20% ($9.0 million) due to a 25% organic increase ($11.0 million). The organic increase was primarily driven by a favorable BGS mix and higher revenue.

Revenues and Operating Profit by Segment: Nine Months 2026 versus Nine Months 2025

	Nine months ended September 30, 2025	Organic Change(a)	Impact of Acquisitions / Dispositions(b)	Currency Effect(c)	Nine months ended September 30, 2026	% Change
(In millions, except for percentages)						Total	Organic Growth(a)
Revenues:
North America	$1,286.7	36.4	—	0.9	1,324.0	3	3
Latin America	953.8	24.5	1.2	70.3	1,049.8	10	3
Europe	1,052.3	26.6	1.1	43.2	1,123.2	7	3
Rest of World	589.4	70.0	(23.6)	9.2	645.0	9	12
Segment revenues	3,882.2	157.5	(21.3)	123.6	4,142.0	7	4

Revenues	$3,882.2	157.5	(21.3)	123.6	4,142.0	7	4

Operating profit:
North America	$172.2	19.8	—	—	192.0	11	11
Latin America	174.8	(1.2)	(0.5)	9.4	182.5	4	(1)
Europe	120.4	31.0	0.5	4.7	156.6	30	26
Rest of World	129.6	30.7	(1.5)	1.3	160.1	24	24
Segment operating profit	597.0	80.3	(1.5)	15.4	691.2	16	13
Corporate expenses(d)	(93.7)	(23.5)	—	(7.7)	(124.9)	33	25
Other items not allocated to segments(d)	(97.9)	(130.6)	32.3	4.4	(191.8)	96	unfav

Operating profit	$405.4	(73.8)	30.8	12.1	374.5	(8)	(18)
Amounts may not add due to rounding.

See page 38 for footnote explanations.

Analysis of Segment Results: Nine Months 2026 versus Nine Months 2025

North America
Revenues increased 3% ($37.3 million) primarily due to a 3% organic increase ($36.4 million). Organic revenue increased primarily due to price increases and growth in AMS and DRS revenue, as well as BGS revenue. Operating profit increased 11% ($19.8 million) due to a 11% organic increase ($19.8 million). The organic increase was primarily driven by the net impact of revenue mix and cost productivity.

Latin America
Revenues increased 10% ($96.0 million) due to the favorable impact of currency exchange rates ($70.3 million), primarily from the Mexican peso, Brazilian real, and Colombian peso, and a 3% organic increase ($24.5 million). The organic increase was driven by price increases across the segment, as well as growth in AMS and DRS revenue. Operating profit increased 4% ($7.7 million) due to the favorable impact of currency exchange rates ($9.4 million) partially offset by a 1% organic decrease ($1.2 million). The organic decrease was driven by higher labor costs.

Europe
Revenues increased 7% ($70.9 million) due to the favorable impact of currency exchange rates ($43.2 million) and a 3% organic increase ($26.6 million). The organic increase was primarily due to the growth of AMS and DRS revenue. Operating profit increased 30% ($36.2 million), primarily due to a 26% organic increase ($31.0 million). The organic increase was primarily driven by the mix benefit of higher AMS and DRS revenue and cost productivity.

Rest of World
Revenues increased 9% ($55.6 million) due to a 12% organic increase ($70.0 million) and the favorable impact of currency exchange rates ($9.2 million) partially offset by the deconsolidation of our Malaysia operations ($23.6 million). Organic growth in the segment was primarily due to growth in BGS revenue, AMS and DRS revenue, and pricing discipline. Operating profit increased 24% ($30.5 million) due to a 24% organic increase ($30.7 million). The organic increase was driven by a favorable BGS revenue mix impact and higher revenue.

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

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2026	2025	change	2026	2025	change
General, administrative and other expenses	$(35.3)	(31.1)	14	$(124.8)	(101.3)	23
Foreign currency transaction gains (losses)	(0.9)	2.6	unfav	(0.1)	7.6	unfav
Corporate expenses	$(36.2)	(28.5)	27	$(124.9)	(93.7)	33

Corporate expenses for the three months ended September 30, 2026 increased $7.7 million versus the prior year period. This was primarily driven by higher costs for investments in global capabilities, primarily in AMS and DRS, and higher net incentive compensation costs.

Corporate expenses for the first nine months of 2026 increased $31.2 million versus the prior year period. This was primarily driven by higher costs for investments in global capabilities, primarily in AMS and DRS, and higher net incentive compensation costs.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2026	2025	change	2026	2025	change

Reorganization and restructuring	$—	(0.3)	(100)	$—	(1.0)	(100)
Acquisitions and dispositions	1.8	(17.8)	fav	(29.1)	(62.1)	(53)
Argentina highly inflationary impact	(2.0)	(4.7)	(57)	(4.8)	(9.1)	(47)
NCR Atleos acquisition and transformation initiatives	(45.7)	(8.1)	unfav	(121.0)	(18.6)	unfav
Incident-related losses	(26.6)	—	unfav	(26.6)	—	unfav
Non-routine legal matters	(0.3)	—	unfav	(3.2)	—	unfav
DOJ/FinCEN investigations	(4.1)	(3.7)	11	(6.2)	(5.5)	13
Chile antitrust matter	(0.3)	(0.2)	50	(0.9)	(0.6)	50
Non-routine auto loss matter	—	(1.0)	(100)	—	(1.0)	(100)
Total Other items not allocated to segments	$(77.2)	(35.8)	unfav	$(191.8)	(97.9)	96

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

These items are described below:

2026 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $43.3 million in the first nine months of 2026.
•Net gain of $16.1 million relating to the deconsolidation of our Malaysia subsidiaries.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first nine months of 2026, we recognized $4.8 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement losses of $1.6 million. In the first nine months of 2025, we recognized $9.1 million in pretax charges in operating profit related to highly inflationary accounting, including currency remeasurement loss of $16.2 million. Highly inflationary adjustments also impact gains and losses on marketable securities due to the change in exchange rates. These non-cash charges are not part of the Company's operations and revenue generating activities. Management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

NCR Atleos acquisition and transformation initiatives On February 26, 2026, we entered into a definitive agreement to acquire NCR Atleos. The transaction is now expected to close in early January 2027, subject to regulatory approval and other customary closing conditions. This acquisition represents a significant strategic step for Brink’s, expanding the scale of the combined company and supporting continued growth in our AMS and DRS offerings, which reflect an increasing portion of our business mix.

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

Accordingly, we incurred $18.6 million of expense in the first nine months of 2025, which primarily included third-party professional services. During the first nine months of 2026, we incurred $121.0 million of related costs, including severance costs; fees to attorneys, accountants and other professional advisors related to the NCR Atleos acquisition; as well as third-party professional services. Because these expenses are associated with discrete transformation initiatives, they are not reflective of our ongoing operating cost structure and are not indicative of our core operating expenses or normal activities. Accordingly, management has excluded these amounts when evaluating internal performance. As such, they have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Incident-related losses In the first nine months of 2026, we recognized losses of $19.6 million related to a September 2026 precious metals robbery in our global services line of business, and $7.0 million related to damaged leased and owned inventory in a significant flooding incident at a North America warehouse location. These losses relate to specific incidents that, based on their nature and magnitude, management does not believe are indicative of the Company's underlying operating performance for the period. Management has excluded these amounts when evaluating internal operating performance, and accordingly, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

Non-routine legal matters In the first nine months of 2026, we recognized $3.2 million of probable losses and related legal costs in connection with non-routine legal matters. These costs relate to fact-specific matters that management does not believe are indicative of the Company's underlying operational performance for the period. Additionally, the nature of these amounts and the underlying claims are such that they are not reasonably likely to recur based on the Company's historical experience within two years, nor were there similar charges for such matters within the prior two years. Management has excluded these amounts when evaluating internal operating performance, and accordingly, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

DOJ/FinCEN investigations During the first nine months of 2026, we accrued $6.2 million in connection with the DOJ and FinCEN investigations, which represents third-party legal costs associated with these matters. In the first quarter of 2025, we reached resolutions with both the DOJ and FinCEN. These costs are not considered part of the Company's operations and revenue generating activities. Additionally, the nature of these amounts and the underlying investigations are such that they are not reasonably likely to recur within two years, nor were there similar charges within the prior two years. Management has excluded these amounts when evaluating internal performance. Therefore, these amounts have not been allocated to segment or Corporate results and are excluded from non-GAAP results.

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

At September 30, 2026, Argentina's economy remained highly inflationary for accounting purposes. See Note 1 for more details about our Argentina operations including a description of how we account for currency remeasurement for our Argentine subsidiaries and the potential impacts of converting local currency into U.S. dollars.

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

Other Operating Income and Expense

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2026	2025	change	2026	2025	change
Foreign currency items:
Transaction gains (losses)	$(4.3)	(10.8)	(60)	$(20.4)	15.3	unfav
Derivative instrument gains (losses)	2.6	11.3	(77)	18.7	(23.9)	fav
Malaysia contingent consideration write-off(a)	22.0	—	fav	22.0	—	fav
Losses on sale of property and other assets	(0.9)	(0.4)	unfav	(0.7)	(0.1)	unfav
Impairment losses	(6.1)	(0.4)	unfav	(7.4)	(2.4)	unfav
Indemnification asset adjustments	—	2.9	unfav	(2.1)	0.2	unfav
Share in earnings of equity affiliates	1.9	0.6	fav	3.4	1.8	89
Royalty income	2.8	2.6	8	8.3	7.1	17
Other gains	2.7	1.0	fav	4.0	1.6	fav
Other operating income (expense)	$20.7	6.8	fav	$25.8	(0.4)	fav

(a)Represents the write-off of the contingent consideration balance associated with the Company's Malaysia operations following their deconsolidation effective July 1, 2026. See Note 1 for further explanation.

Nonoperating Income and Expense
Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2026	2025	change	2026	2025	change
Interest expense	$66.0	63.4	4	$192.4	181.8	6

Interest expense was higher for the three and nine months ended September 30, 2026, compared to the same prior year periods due to higher interest rates on corporate debt and overall higher borrowing levels. Borrowings were primarily used to fund growth in our DRS business and other general corporate initiatives.

Interest and other nonoperating income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2026	2025	change	2026	2025	change
Loss on write-off of investment in deconsolidated Malaysia operations(a)	$(25.0)	—	unfav	$(25.0)	—	unfav
Interest income	5.7	4.8	19	15.0	22.5	(33)
Gain (loss) on equity and debt securities	0.2	(2.2)	fav	(0.7)	(4.7)	(85)
Foreign currency transaction gains (losses)	—	0.5	unfav	0.4	(1.7)	fav
Retirement benefit cost other than service cost	(3.9)	(0.6)	unfav	(12.2)	(1.5)	unfav
Argentina turnover tax	(0.1)	(0.7)	(86)	(0.3)	(2.0)	(85)
Non-income taxes on intercompany billings	(1.2)	(0.8)	50	(3.7)	(1.1)	unfav
Other	(0.4)	0.5	unfav	(1.6)	(0.3)	unfav
Interest and other nonoperating income (expense)	$(24.7)	1.5	unfav	$(28.1)	11.2	unfav

(a)Net loss on write-off of investments in deconsolidated Malaysia operations represents the write-off of investment balances associated with the Company's Malaysia operations following their deconsolidation effective July 1, 2026. See Note 1 for further explanation.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for effective tax rate)	2026	2025	2026	2025
Continuing operations
Provision for income taxes	$23.7	53.0	$55.2	95.8
Effective tax rate	58.8%	58.6%	35.8%	40.8%

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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for percentages)	2026	2025	change	2026	2025	change
Net income attributable to noncontrolling interests	$2.0	1.3	54	$7.6	7.3	4

The increase in the net income attributable to noncontrolling interests in the three months ended September 30, 2026, in comparison to the three months ended September 30, 2025, is primarily attributable to higher 2026 operating results reported by certain subsidiaries that are not wholly-owned. The increase in the net income attributable to noncontrolling interests in the first nine months ended September 30, 2026, in comparison to the first nine months ended September 30, 2025, is primarily attributable to higher 2026 operating results reported by certain subsidiaries that are not wholly-owned.

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

The items excluded from non-GAAP measures are considered by us to be nonrecurring, infrequent or unusual costs and gains or not considered part of our operations and revenue generating activities. Non-recurring and infrequent items are items that are not reasonably expected to recur in the following two years.

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

Non-GAAP reconciled to GAAP

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(In millions, except for percentages)	Pre-tax income(a)	Income tax	Effective income tax rate(a)	Pre-tax income(a)	Income tax	Effective income tax rate(a)

GAAP	$154.0	55.2	35.8%	$234.8	$95.8	40.8%
Reorganization and restructuring(c)	—	—		1.0	0.1
Acquisitions and dispositions(c)	53.7	10.5		63.8	15.0
Argentina highly inflationary impact(c)	6.4	0.2		14.7	0.1
NCR Atleos acquisition and transformation initiatives(c)	121.0	20.9		18.6	0.5
Incident-related losses(c)	26.6	1.6		—	—
Non-routine legal matters(c)	3.2	0.7		—	—
DOJ/FinCEN investigations(c)	6.2	1.4		5.5	—
Chile antitrust matter(c)	0.9	0.2		0.6	0.1
Non-routine auto loss matter(c)	—	—		1.0	—
Retirement plans(b)	3.9	0.8		(4.7)	(1.1)
Valuation allowance on tax credits(b)	—	—		—	(16.5)
Income tax rate adjustment(d)	—	10.7		—	(1.8)
Non-GAAP	$375.9	102.2	27.2%	$335.3	$92.2	27.5%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 47 for details.
(c)See “Other Items Not Allocated To Segments” on pages 40-42 for details.
(d)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 27.2% for 2026 and was 27.5% for 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2026	2025	2026	2025

Operating profit:
GAAP	$131.0	152.4	$374.5	405.4
Reorganization and restructuring(a)	—	0.3	—	1.0
Acquisitions and dispositions(a)	(1.8)	17.8	29.1	62.1
Argentina highly inflationary impact(a)	2.0	4.7	4.8	9.1
NCR Atleos acquisition and transformation initiatives(a)	45.7	8.1	121.0	18.6
Incident-related losses(a)	26.6	—	26.6	—
Non-routine legal matters(a)	0.3	—	3.2	—
DOJ/FinCEN investigations(a)	4.1	3.7	6.2	5.5
Chile antitrust matter(a)	0.3	0.2	0.9	0.6
Non-routine auto loss matter(a)	—	1.0	—	1.0
Non-GAAP	$208.2	188.2	$566.3	503.3

Income (loss) from continuing operations attributable to Brink's:
GAAP	$14.6	36.2	$91.2	131.7
Reorganization and restructuring(a)	—	0.3	—	0.9
Acquisitions and dispositions(a)	19.0	15.6	42.6	48.1
Argentina highly inflationary impact(a)	1.8	5.6	6.2	14.6
NCR Atleos acquisition and transformation initiatives(a)	36.4	7.8	100.1	18.1
Incident-related losses(a)	25.0	—	25.0	—
Non-routine legal matters(a)	0.3	—	2.5	—
DOJ/FinCEN investigations(a)	3.2	3.7	4.8	5.5
Chile antitrust matter(a)	0.3	0.2	0.7	0.5
Non-routine auto loss matter(a)	—	1.0	—	1.0
Retirement plans(b)	1.0	(1.2)	3.1	(3.6)
Valuation allowance on tax credits(b)	—	16.5	—	16.5
Income tax rate adjustment(c)	0.6	2.1	(10.5)	1.8
Non-GAAP	$102.2	87.8	$265.7	235.1

Adjusted EBITDA:
Net income attributable to Brink's	$14.5	36.3	$91.0	131.6
Interest expense	66.0	63.4	192.4	181.8
Income tax provision	23.7	53.0	55.2	95.8
Depreciation and amortization	76.0	78.2	234.8	208.7
EBITDA	$180.2	230.9	$573.4	617.9
Discontinued operations	0.1	(0.1)	0.2	0.1
Reorganization and restructuring(a)	—	0.3	—	1.0
Acquisitions and dispositions(a)	9.1	2.3	9.8	19.1
Argentina highly inflationary impact(a)	1.1	3.8	3.6	23.4
NCR Atleos acquisition and transformation initiatives(a)	45.7	8.1	121.0	18.6
Incident-related losses(a)	26.6	—	26.6	—
Non-routine legal matters(a)	0.3	—	3.2	—
DOJ/FinCEN investigations(a)	4.1	3.7	6.2	5.5
Chile antitrust matter(a)	0.3	0.2	0.9	0.6
Non-routine auto loss matter(a)	—	1.0	—	1.0
Retirement plans(b)	1.2	(1.6)	3.9	(4.7)
Income tax rate adjustment(c)	(0.3)	(1.4)	0.2	—
Share-based compensation(d)	5.4	4.9	20.2	18.7
Marketable securities (gain) loss(e)	(0.2)	1.2	(0.9)	(0.9)
Adjusted EBITDA	$273.6	253.3	$768.3	700.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2026	2025	2026	2025
Diluted EPS:
GAAP	$0.35	0.86	$2.20	3.09
Reorganization and restructuring(a)	—	0.01	—	0.02
Acquisitions and dispositions(a)	0.46	0.37	1.03	1.13
Argentina highly inflationary impact(a)	0.04	0.13	0.15	0.34
NCR Atleos acquisition and transformation initiatives(a)	0.88	0.19	2.41	0.42
Incident-related losses	0.60	—	0.60	—
Non-routine legal matters(a)	0.01	—	0.06	—
DOJ/FinCEN investigations(a)	0.08	0.09	0.12	0.13
Chile antitrust matter(a)	0.01	0.01	0.02	0.01
Non-routine auto loss matter(a)	—	0.02	—	0.02
Retirement plans(b)	0.02	(0.03)	0.07	(0.08)
Valuation allowance on tax credits(b)	—	0.39	—	0.39
Income tax rate adjustment(c)	0.01	0.05	(0.25)	0.04
Non-GAAP	$2.46	2.09	$6.40	5.51

Amounts may not add due to rounding.
(a)See “Other Items Not Allocated To Segments” on pages 40-42 for details.
(b)See "Reconciliations of Non-GAAP to GAAP Measures" on page 47 for details.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 27.2% for 2026 and was 27.5% for 2025.
(d)Due to the impact of transformation-related equity awards, there was a $2.6 million and a $2.8 million non-GAAP adjustment to share-based compensation in the three and nine months ended September 30, 2026. There is no difference between GAAP and non-GAAP share-based compensation amounts for the other periods presented.
(e)Due to the impact of Argentina highly inflationary accounting, there was a $0.9 million and a $5.6 million non-GAAP adjustment for a loss in the three and nine months ended September 30, 2025. There was a $1.6 million non-GAAP adjustment for a loss in the nine months ended September 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased $111.1 million in the first nine months of 2026 as compared to the first nine months of 2025. Cash used for investing activities decreased by $36.6 million in the first nine months of 2026 compared to the first nine months of 2025. We financed our liquidity needs in the first nine months of 2026 with existing cash from operations.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2026	2025	change

Cash flows provided by (used in) operating activities - GAAP	$154.8	265.9	(111.1)
(Increase) decrease in restricted cash held for customers (see Note 12)(a)	106.2	31.9	74.3
Increase in customer obligations(a)	(37.0)	(11.8)	(25.2)
Capital expenditures	(112.1)	(155.4)	43.3
Cash proceeds from sale of property and equipment	5.6	21.8	(16.2)
Proceeds from lessor debt financing (see Note 12)	10.1	21.9	(11.8)
Subtotal	$127.6	174.3	(46.7)
NCR Atleos acquisition cash flows(a)	24.1	—	24.1
Free cash flow before dividends(a)	$151.7	174.3	(22.6)

(a)Free cash flow before dividends is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. See page 46 for further information on this non-GAAP measure, and see page 47 for descriptions of the adjustments.

Cash flows from operating activities - GAAP
Cash flows from operating activities decreased $111.1 million in the first nine months of 2026 compared to the same period in 2025. The decrease was primarily attributed to lower operating profit, restricted cash held for customers (restricted cash held for customers decreased by $106.2 million in 2026 compared to a decrease of $31.9 million in 2025), and changes in working capital, partially offset by changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $37.0 million in 2026 compared to an increase of $11.8 million in 2025).

Free cash flow before dividends - non-GAAP
Free cash flow before dividends decreased $22.6 million in the first nine months of 2026 as compared to the same period in 2025. The decrease was mostly attributed to lower operating profit, changes in working capital, lower cash proceeds from sale of property and equipment (we had $5.6 million in cash proceeds in 2026 compared to $21.8 million in 2025) and lower cash proceeds from lessor debt financing (we had $10.1 million in cash proceeds in 2026 compared to $21.9 million in 2025), partially offset by lower amounts paid for capital expenditures (we had $112.1 million in cash paid for capital expenditures in 2026 compared to $155.4 million in 2025) and a $24.1 million adjustment in 2026 for the cash impact of transaction costs related to the NCR Atleos acquisition.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2026	2025	change
Cash flows from investing activities
Capital expenditures	$(112.1)	(155.4)	43.3
Acquisitions, net of cash acquired	—	(6.0)	6.0
Marketable securities:
Purchases	(51.6)	(108.6)	57.0
Sales	46.4	84.6	(38.2)
Proceeds from sale of property and equipment	5.6	21.8	(16.2)
Cash derecognized upon deconsolidation of the Malaysia business	(62.4)	—	(62.4)
Net change in economic hedges	6.5	(32.0)	38.5
Net change in loans held for investment	3.6	4.7	(1.1)
Other	1.0	(8.7)	9.7
Investing activities	$(163.0)	(199.6)	36.6

Cash used by investing activities decreased by $36.6 million in the first nine months of 2026 versus the first nine months of 2025. The decrease was primarily due to less cash paid for capital expenditures and acquisitions in 2026, less cash paid for purchases of marketable securities, and less cash payments related to the net change in economic hedge contracts in 2026, as discussed in Note 7, partially offset by the cash derecognized upon deconsolidation of the Malaysia business, less cash received for sales of marketable securities, and less proceeds from sale of property and equipment.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2026	2025	change	2025
Property and equipment acquired during the period
Capital expenditures:
North America	$24.3	55.1	(30.8)	59.7
Latin America	15.4	18.7	(3.3)	24.2
Europe	46.2	50.8	(4.6)	73.3
Rest of World	21.4	29.2	(7.8)	43.4
Corporate	4.8	1.6	3.2	2.5
Capital expenditures	$112.1	155.4	(43.3)	203.1

Financing leases:
North America	$21.1	19.2	1.9	23.8
Latin America	28.1	15.1	13.0	37.6
Europe	10.0	12.8	(2.8)	13.7
Rest of World	1.3	0.8	0.5	1.1
Financing leases	$60.5	47.9	12.6	76.2

Total:
North America	$45.4	74.3	(28.9)	83.5
Latin America	43.5	33.8	9.7	61.8
Europe	56.2	63.6	(7.4)	87.0
Rest of World	22.7	30.0	(7.3)	44.5
Corporate	4.8	1.6	3.2	2.5
Total property and equipment acquired	$172.6	203.3	(30.7)	279.3

Depreciation and amortization(a)
North America	$67.1	62.8	4.3	85.1
Latin America	45.0	39.2	5.8	56.2
Europe	56.5	50.4	6.1	71.5
Rest of World	17.8	18.0	(0.2)	24.3
Total reportable segments	$186.4	170.4	16.0	237.1
Corporate	2.3	3.0	(0.7)	2.6
Argentina highly inflationary impact	2.8	(8.7)	11.5	(7.8)
Depreciation and amortization of property and equipment	$191.5	164.7	26.8	231.9

Amortization of intangible assets(a)	43.3	44.0	(0.7)	58.9
Total depreciation and amortization	$234.8	208.7	26.1	290.8
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.0 for the 12 months ended September 30, 2026 compared to 1.3 for the 12 months ended September 30, 2025.

Capital expenditures in the first nine months of 2026 were primarily for cash devices, information technology, and armored vehicles.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2026	2025	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$15.1	55.6	(40.5)
Long-term revolving credit facilities, net	(61.7)	40.1	(101.8)
Other long-term debt, net	(60.6)	(94.7)	34.1
Borrowings (repayments)	(107.2)	1.0	(108.2)

Acquisition of noncontrolling interest	—	(6.6)	6.6
Debt financing costs	(22.7)	(1.0)	(21.7)
Repurchase shares of Brink's common stock	(30.2)	(153.6)	123.4
Dividends to:
Shareholders of Brink’s	(31.5)	(31.7)	0.2
Noncontrolling interests in subsidiaries	(3.6)	(3.9)	0.3
Cash paid for acquisition related settlements and obligations	(1.1)	—	(1.1)
Proceeds from exercise of stock options	0.2	0.6	(0.4)
Tax withholdings associated with share-based compensation	(18.9)	(19.1)	0.2
Other	(1.1)	(1.8)	0.7
Financing activities	$(216.1)	(216.1)	—

Debt borrowings and repayments
Cash used in financing activities remained consistent year over year as the increase in net repayments (as discussed in Note 8) compared to the prior year nine month period and an increase in cash paid for debt financing costs, were partially offset by a decrease in cash used to repurchase shares of common stock (we used $30.2 million to repurchase shares in 2026 as compared to $153.6 million in 2025).

Dividends
We paid dividends to Brink’s shareholders of $0.7650 per share or $31.5 million in the first nine months of 2026 compared to $0.7525 per share or $31.7 million in the first nine months of 2025. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Capitalization

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2026	2025
Debt:
Short-term borrowings	$251.7	241.1
Long-term debt	3,903.4	3,973.2
Total Debt	$4,155.1	4,214.3

Less:
Cash and cash equivalents	$1,563.2	1,725.9
Amounts held by Cash Management Services operations(a)	(139.8)	(106.4)
Cash and cash equivalents available for general corporate purposes	$1,423.4	1,619.5

Net Debt(a)	$2,731.7	2,594.8
(a)Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. See page 46 for further information on this non-GAAP measure, and see page 47 for a description of the adjustment. Included within Net Debt is net cash from our Argentina operations of $24.9 million at September 30, 2026 and $24.9 million at December 31, 2025.

Net Debt as of September 30, 2026 increased versus the prior year end to provide funding for general corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 8 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of September 30, 2026, $541 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities and our ability to access capital from financial markets, we believe that we will be able to meet our liquidity needs for the next 12 months and thereafter the foreseeable future.

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

During the nine months ended September 30, 2026, we repurchased a total of 241,321 shares of our common stock for an aggregate amount of $30.2 million and an average price of $125.12 per share. These shares were retired upon repurchase. At September 30, 2026, $720 million remained available under the 2025 Repurchase Program.

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at September 30, 2026.
Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 51 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2026.

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
During the quarter ended September 30, 2026, we transitioned certain IT processes to a service provider. As part of this transition, we updated certain internal controls over financial reporting. Other than the changes related to this IT transition, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “assumes,” “estimates,” “expects,” "target," “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking statements. Forward-looking information in this document includes, but is not limited to, statements concerning future performance of the Company and its global subsidiaries, including the anticipated results from the Company's strategic initiatives, including transformation initiatives and other technology and operational investments; the impact of U.S. and global macroeconomic conditions; difficulty in repatriating cash; fluctuating strength of the U.S. dollar; the proposed acquisition of NCR Atleos, Inc. ("NCR Atleos"), including the expected timing and conditions to closing (including receipt of regulatory approvals), the anticipated benefits and synergies of the transaction, the expected financing thereof and the related indebtedness expected to be incurred in connection with the transaction and the ability to service and repay such indebtedness; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; changes in allowance calculation methods; future working capital performance; the impact of foreign currency forward and swap contracts; our effective tax rate; realization of deferred tax assets; the impact of foreign tax credit regulations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; changes in control over, or economic interests in, certain foreign subsidiaries, and the related accounting, financial reporting and operational impacts; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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
•risks related to the proposed acquisition of NCR Atleos, including: the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement to acquire NCR Atleos; the inability to complete the proposed transaction within the expected timeframe (or at all) due to the failure to obtain regulatory approvals or the failure to satisfy other conditions to closing; risks that the proposed transaction disrupts current plans and operations; the focus of management's time and attention on the transaction and other disruptions arising from the proposed transaction; the ability to recognize the anticipated benefits and synergies of the proposed transaction; the amount of the costs, fees, expenses, and charges related to the proposed transaction and financing obtained in connection with the proposed transaction; the ability to obtain regulatory approvals on the terms expected or anticipated schedule; the risk that the proposed transaction and its announcement could have an adverse effect on the ability of the Company to retain customers, retain and hire key personnel and maintain relationships with suppliers, customers and other business relationships and on operating results and business generally; the risk of litigation and/or regulatory actions related to the proposed transaction;
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

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, in the registration statement on Form S-4 (including the joint proxy statement/prospectus contained therein) filed in connection with the proposed acquisition of NCR Atleos, and in our other public filings with the Securities and Exchange Commission. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, and all of the forward-looking statements in this document are expressly qualified by the cautionary statements contained or referred to herein and therein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or our business or operations. Readers are cautioned not to pleace undue reliance on the forward-looking statements contained in this document. The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update, revise or clarify any information contained in this document or forward-looking statements that may be made from time to time on our behalf, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2025, the Board of Directors approved a $750 million share repurchase program that expires on December 31, 2027. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2026.

Item 5.  Other Information

During the three months ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2026, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at September 30, 2026, and December 31, 2025, (ii)  the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (included within Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

November 4, 2026	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)